Form 10-K
period 2010-12-31
NORTH BAY RESOURCES INC
filed 2011-03-16
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54213

NORTH BAY RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0402389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2120 Bethel Road
Lansdale, Pennsylvania 19446
 (Address of principal executive offices)
———————————

 (215) 661-1100
 (Issuer’s telephone number, including area code)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010):  $1,059,365*

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 83,975,748 as of March 15, 2011.

*As reported on the Pink Sheets. Excludes 14,430,362 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2010. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The Pink Sheets is a centralized quotation service that collects and distributes market maker quotations for securities traded in the over-the-counter market. However, it is not recognized as an established trading market for securities. The registrant’s common stock is now traded on the OTCQB and OTCBB

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the ability of North Bay Resources Inc. to obtain or maintain necessary financing; the price of gold, silver and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

Available Information

The Company maintains an internet website at www.northbayresources.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.  Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department at 215-661-1100.

Item 1.            Business

Corporate Background and Our Business

The Company was incorporated in the State of Delaware on June 18, 2004 under the name Ultimate Jukebox, Inc.  On September 4, 2004, Ultimate Jukebox, Inc. merged with NetMusic Corporation, and subsequently changed the Company name to NetMusic Entertainment Corporation.  On March 10, 2006, the Company ceased digital media distribution operations, began operations as a natural resources company, and changed the Company name to Enterayon, Inc.  On January 15, 2008, the Company merged with and assumed the name of its wholly-owned subsidiary, North Bay Resources Inc.  As a result of the merger, Enterayon, Inc. was effectively dissolved, leaving North Bay Resources Inc. as the remaining company.

The Company’s business plan is based on the Generative Business Model, which we believe can generate a steady stream of revenue before any property is ever developed into a commercial mining operation.  The Generative Business Model comprises the following steps:

1.	Targeting and acquiring mining properties with good historical assays. (1)

2.
Identifying potential partners for the development of each of the Company’s properties and entering into joint-venture or option agreements.  In most cases, the partner is another mining company whose shares trade on a public exchange.

3.
The initial agreement usually comprises a small non-refundable cash payment in advance and a significant number of shares in the stock of the partner or acquiring company.  Cash and shares increase in staged payments on the anniversary date of the agreement.  In the case of an option agreement, the Company will retain a Net Smelter Royalty with a buyout provision should the property be the site of a major discovery and/or developed into a commercially-operating mine.  In the case of a joint-venture, we retain a percentage of ownership, typically 50%, in the event the partner satisfies all the terms of the contract to completion. (2)

4.	The partner or acquiring company also must commit to a specific work program over a period of several years to develop the property, often involving a commitment of several million dollars.

5.
We believe these work programs enable us to maintain our properties for little or no cost, as the annual maintenance fees due to the government are offset by the amount of money spent on property exploration and development paid for by our partners.  Any surplus of expenditures beyond what is due to maintain the properties can then be applied as “portable assessment credits” towards the maintenance of other Company properties that are not yet producing revenue but which have good prospects of doing so in the future.  (3)

6.	If at anytime the partner defaults on the work agreement or does not make staged cash or stock payments by the anniversary date, the property then reverts back to us, which then leaves us free to find another partner and begin the process all over again.

 (1) The acquisition of a mining property conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare. In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”). These fees are the responsibility of the Company to maintain our mineral or placer rights in good standing.

(2) The Company presently has two joint-ventures under contract. The Fawn Property is currently under a joint-venture agreement with Silver Quest Resources Ltd (TSX-V: SQI) (“Silver Quest”). Upon completion of all of the terms of the agreement, Silver Quest will own a 75% interest, and North Bay will own 25%.  The Coronation Gold Property is currently under a joint-venture agreement with Lincoln Resources Inc. (“Lincoln”). Upon completion and fulfillment of all the terms of the agreement, North Bay and Lincoln will each own 50% of the Coronation Gold Property.

(3) Our primary cost in any option or JV agreements is typically the degree to which we give up our rights to any property.  In the case of an option agreement, we give up all of our rights if all of the terms of the contract are fulfilled, and will only retain a net smelter royalty (NSR), typically 2%.  In the case of a joint-venture, we will generally retain only 25% to 50% of our rights if all of the terms of the contract are fulfilled, and may be subject to further dilution should we elect not to further participate in the joint-venture.

Our properties in British Columbia are located and acquired through the use of a suite of online applications which are provided to people and companies licensed to acquire and maintain mineral rights within the Province of British Columbia.   Mineral Titles Online (MTO) is an Internet-based mineral titles administration system provided and maintained by the British Columbia Ministry of Energy, Mines, and Petroleum Resources (MEMPR) that allows the mineral exploration industry to acquire and maintain mineral titles by selecting the area on a seamless digital GIS map of British Columbia and pay the associated fees electronically.

The MTO system is also interactively linked to British Columbia’s MINFILE Project and Assessment Report Indexing System (ARIS), both of which are provided and maintained by the British Columbia Geological Survey (BCGS).

The MINFILE Project is a mineral inventory system that contains information on more than 12,300 metallic mineral, industrial mineral and coal occurrences in British Columbia.  It is used by industry, governments, universities and the public to find information on documented mineralization anywhere in British Columbia, develop exploration strategies, conduct geoscience research, and evaluate the resource potential of an area.

The ARIS database has over 30,500 approved mineral exploration assessment reports filed by the exploration and mining industry since 1947. These reports provide information on geological, geophysical, geochemical, drilling and other exploration-related activities throughout B.C.

Both MINFILE and ARIS are interlinked with MTO, which combined and interfaced with other geospatial applications such as Google Earth, provide a skilled user with the ability to virtually visit any location in British Columbia, analyze its geographical and geological setting, access and evaluate its geological records and the historical archives of any prior development work, and determine the relative value of a given area.  If the area is also open to staking, a claim can then be staked, and the required claim registration fees can be paid immediately and interactively.

The company presently has two joint-ventures under contract.

1. The Fawn Property is currently under a joint-venture agreement with Silver Quest Resources Ltd (TSX-V: SQI) (“Silver Quest”).  Silver Quest may acquire a 75% interest in the Fawn property by making aggregate cash payments of $100,000, issuing 150,000 shares, and incurring $1,500,000 in exploration expenditures over four years. Of the aggregate payments and commitments due, $25,000 in cash and 50,000 shares are due upon receipt of regulatory acceptance by the TSX Venture Exchange (now effective), and $250,000 in exploration expenditures must be expended in the first 12 months.  Upon completion of all of the terms of the agreement whereby Silver Quest acquires a 75% interest, a 75/25 joint-venture will be formed.  If subsequent to the formation of the joint-venture the interest of either party is reduced by dilution to less than 10%, such party's interest will automatically be converted to a 2% net smelter return royalty (NSR). The other party may then purchase one half of the NSR at any time up to 90 days following the commencement of commercial production for $1,500,000. On September 13, 2010 the Company agreed to an amendment to the October 15, 2009 agreement that extends the terms of the work commitment by one year, such that expenditures required in the first year of the agreement are extended until October 15, 2011, and further expenditures extended similarly by one year. In consideration of the amended agreement, North Bay is to receive an additional cash payment of $25,000 USD. A payment of $25,000 CDN was received on September 14, 2010.  The difference in the currency conversion of $694 USD will be added on to the first anniversary payment of $25,000 CDN and the cash equivalent of 50,000 shares of Silver Quest stock due on October 15, 2010.  The first anniversary payment was received on October 18, 2010, consisting of $65,000 CDN and $694 USD.  After the effect of currency conversions and bank service charges, the Company received net cash proceeds of $63,400 USD.

2. The Coronation Property is currently under a joint-venture agreement with Lincoln Resources Inc. (“Lincoln”), a private Nevada corporation.  The agreement calls for Lincoln to commit up to $1.5 million CDN over three years for exploration expenses, developmental drilling, and surface ore recovery, with a minimum expenditure of $250,000 during the first year.  Upon completion of the work program and fulfillment of all the terms of the agreement, North Bay and Lincoln will each own 50% of the Coronation Gold Property, and will equally share any and all net revenue, including any near-term profits generated from surface ore recovery operations.  North Bay has received an initial cash payment of $12,500 CDN from Lincoln, less a $2,500 CDN finders fee paid to an independent third party.  On June 25, 2010, an amendment to the August 6, 2009 Coronation Gold JV agreement was agreed to.  The amendment extends the terms of the work commitment by one year, such that expenditures required in the first year of the agreement are extended until August 6, 2011, and further expenditures extended similarly by one year. .  In consideration of the amended agreement, North Bay will receive an additional cash payment of $10,000 USD, with $5,000 due on or before August 6, 2010, and the balance due within 30 days thereafter. As of September 8, 2010, this $10,000 consideration has been paid in full, and in cash. No stock was issued by either party in connection with this agreement. In addition, the Company has received $550 USD from Lincoln to cover the annual claim maintenance fees on the property, as per the August 6, 2009 agreement.

The Company also plans on generating revenue through mining once commercial operations begin on any of its properties.  Towards this end, the Company has signed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012.

Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  Subsequent to December 31, 2010, the Company exercised its right to extend the option for a second 5 month option period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000, all of which has been paid as of October 1, 2010. In addition, in compliance with the agreement, the Company has issued warrants to RDC that gives them the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and has made a cash payment of $16,600 to reimburse RDC for annual claims fees and taxes paid on or around August 31, 2010.   These taxes and fees have been paid in full through August 31, 2011, and as of December 31, 2010, there are no outstanding invoices, and all reimbursable expenses have been paid in full, including an additional $8,114 in permit fees and expenses incurred since October 2010. Monthly cash payments of $10,000 began on November 1, 2010, which has been paid, with the October payment deferred until December 30, 2010, which has been paid.  As of January 31, 2011, all payments due during the first option period have been paid in full. Effective January 26, 2011, the Company has elected to renew the option for an additional 5 months.  As per an amendment to the Option Agreement dated January 26, 2011, the agreement calls for a $10,000 cash payment to be made by February 1, 2011, which has been paid, followed by 4 monthly cash payments totaling $140,000, of which $10,000 is to be paid on March 1 (which has been paid), $30,000 on April 1, $50,000 on May 1, and $50,000 on June 1.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full. Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of Ruby Development Company with any officer, director, or affiliate of North Bay Resources Inc.

The initial consideration of $50,000 in cash has been funded by way of a Convertible Promissory Note Agreement ("the Note") dated September 27, 2010 with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note specifies that the funds may only be used to secure an option to purchase the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) eighty percent (80%) of the lowest traded price of common stock for ten (10) trading days immediately preceding the conversion date. As further consideration, Tangiers shall be entitled to 1,500,000 cashless 5 year warrants exercisable at $0.05 per share in the event that the principal sum is paid back within 90 days, or 2,500,000 cashless 5 year warrants exercisable at $0.05 per share in the event the principal sum is not paid back within 90 days.  As of December 31, 2010, this Note is still outstanding.  In addition, Tangiers shall receive a 0.75% non-voting profit-sharing interest in the Ruby Project. The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.

It is expected that the combined total of stock, warrants, and convertible debentures related to this transaction will be dilutive to shareholders by adding between 12.5 million and 32.5 million shares onto our outstanding share total, of which 10 million shares have been reserved to secure all of RDC’s warrants, 12.5 million shares have been reserved to secure the Note and the Lender’s warrants, and 10 million shares have been issued to RDC. The actual dilution is dependent upon whether or not any of the warrants are exercised, and whether the Note is repaid in cash or converted to stock.

Operational funding for the project of up to $7.5 million is expected to be provided through the federal EB-5 program described below.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, and prior to the establishment of a new Regional Center in Northern California that makes EB-5 funding possible, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover our acquisition costs.

The Company presently has an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's prospective mining projects in Northern California, which are now under review for possible acquisition.

EB-5 is a federal program authorized by the US Congress in the Immigration Act of 1990, and is intended to help stimulate the US economy by creating new jobs in rural areas or areas of high unemployment. The term "EB-5" is an acronym for "the fifth employment based visa preference category." As it implies, the source of the investment capital comes from overseas investors who wish to immigrate to the US by investing in a commercial enterprise that will benefit the US economy and create at least 10 full-time jobs. The program is administered by the United States Citizenship and Immigration Services ("USCIS"), as provided under Section 610 of Public Law 102-395. Since its inception in 1990, the EB-5 Program has been the conduit through which over $1 billion has been invested by foreign nationals in US enterprises to create jobs throughout the US economy.

A USCIS designated “Regional Center” under the EB-5 Pilot Program is defined as any economic unit, public or private, engaged in the promotion of economic growth, improved regional productivity, job creation and increased domestic capital investment.

Once USCIS has approved a Regional Center application, an investor seeking an EB-5 green card through the Regional Center Investment Program must make the qualifying investment of $1 million within an approved Regional Center.  If the investment is also within a USCIS-designated targeted employment area (“TEA”), of which Sierra County, California, where the Ruby Mine is located, is so designated, then the minimum investment requirement is $500,000.  Before an investor can participate in a Regional Center EB-5 investment program, each investor must independently petition USCIS for an EB-5 visa. USCIS solely determines whether the investor qualifies for the EB-5 visa. USCIS' diligence includes a detailed review of the sources of the investor's funds, family history, and other representations of the head of household and his immediate family members under the age of 21.  Each investor must further demonstrate that at least 10 or more full-time jobs will be created directly or indirectly as a result of the investment into our project.

Upon approval by USCIS, the Regional Center will serve as the legal vehicle through which investment capital may be solicited from foreign nationals under the EB-5 Program, in reliance upon Regulation S, to provide EB-5 financing for all approved industries within the Regional Center's designated geographical area. The new Regional Center will encompass all of what is commonly known as "Gold Country", which traverses State Route 49 from Plumas County in the north to Mariposa County in the south. The full extent of the Regional Center is expected to include all of the counties in Northern California from Monterey up to the Oregon border, and from the Pacific coastline across to the Nevada border.

Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG $50,000 as its share of the startup expenses.  In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.  As of December 31, 2010, no shares have been issued in connection with this agreement.  No payment of any kind is due until ACG files the Regional Center application with USCIS, which as of December 31, 2010, has not yet occurred.  No decision will be made on whether to make the $50,000 payment in cash or issue a convertible debenture until the payment comes due.

The agreement also provides that North Bay and ACG shall form a Limited Liability Corporation (“LLC”) concurrent with the filing of our Regional Center application with USCIS, in which North Bay will own 49% of the Regional Center, and ACG will own 51%. ACG and North Bay, working together through the Regional Center, will seek to raise up to $7.5M in EB-5 funding for North Bay's initial mining project, subject to USCIS approval. ACG will also be an equity partner by way of membership in a joint-venture LLC in each project North Bay may bring into the Regional Center, the amount of which will vary on a deal by deal basis based on the amount of consulting services ACG actually provides, and the amount of EB-5 funding actually received. At the present time, no projects other than mining are being considered, and the industry focus for the Regional Center is expected to be limited to mining initially.

Subsequent to the execution of the agreement with ACG, the Company was presented with the opportunity to include the Ruby Project within the scope of an existing USCIS-approved EB-5 Regional Center, and with the goal of expediting the approval process for the Ruby Project by USCIS, the Company, together with ACG, has entered into a Memorandum of Understanding (“MOU”) with an existing Regional Center, the Northern California Regional Center, LLC ("NCRC").  NCRC has agreed to expand the scope of its USCIS-approved designation to include mining projects in the counties of Sierra and Nevada in Northern California, and together with ACG has agreed to sponsor North Bay's application to obtain $7.5 million through the EB-5 Program for the Ruby Project in Sierra County, California. The applications and all supporting documentation required by USCIS were filed by NCRC in January, 2011.

NCRC was approved on April 22, 2010 by USCIS as a designated EB-5 Regional Center, and is currently approved to sponsor qualifying investments in such capacity within the Northern California counties of Colusa, Butte, Glenn, Sacramento, San Joaquin, Shasta, Sutter, Tehama, Yuba and Yolo (the “Regional Center’s Geographic Area”).  Pursuant to its regional center designation, NCRC may sponsor qualifying investments in certain industry economic sectors that do not currently include mining.  The MOU provides that NCRC will seek USCIS approval for an expansion of NCRC’s Regional Center Geographic Area (the “Expansion”) to include the counties of Nevada and Sierra, where the Ruby Mine is located, and for approval to include mining within its designated industry sectors (the “Mining Designation”).

Upon approval of the Expansion and Mining Designation by USCIS, NCRC will then be permitted to sponsor qualified investments in North Bay’s Ruby Project under the EB-5 Program.  The MOU provides that NCRC will receive a $5,000 administrative fee to be paid by each investor independent of the investor’s minimum EB-5 investment of $500,000.  In addition, upon the Ruby Project receiving the aggregate sum of $7,500,000 through the EB-5 Program, NCRC shall be entitled to an undivided one and one half percent (1.5%) interest in the Ruby Project.  No shares of Company stock have been or will be issued in connection with this agreement, and the entire EB-5 funding is expected to be non-dilutive to shareholders.  While a new Regional Center remains a long-term goal of North Bay and ACG, the agreement to bring the Ruby Project within the scope of a pre-existing Regional Center is seen by the Company as the most efficient and expeditious way to complete funding for the Ruby Project through the EB-5 Program in the near-term.  This is an arms-length agreement, and neither the Company nor any of its officers or directors has any ownership position or pre-existing relationship with NCRC.

Procedurally, once USCIS has approved the Ruby Project, regardless of whether under the auspices of NCRC’s Regional Center or a new Regional Center owned by North Bay and ACG, the Regional Center will organize a Limited Partnership (“LP”) that will be made up of the foreign investors, as limited partners, each of whom will subscribe to a Regulation S offering and purchase a unit in the LP at the purchase price of $500,000.  Each investor will complete and deliver to the LP a subscription agreement, and will pay a minimum of $500,000 into an escrow account, which will be held in escrow until the investor’s I-526 petition filed with USCIS has been either approved or denied by USCIS.  If the investor’s I-526 petition is denied by USCIS the Escrow Agent will return the investor’s funds to the investor.  If the I-526 petition is approved the Escrow Agent will pay the investment to the LP.  As each new investor's I-526 petition is approved by USCIS and funds are released from escrow, the LP will then loan the funds to the Ruby Project.

To facilitate receipt by the Ruby Project of EB-5 funding from the investor LP and to comply with USCIS requirements, the Ruby Project must be organized as an original business and a new enterprise under the EB-5 program. Accordingly, North Bay and ACG have therefore jointly organized an appropriate special purpose entity as a Limited Liability Company domiciled in California called Ruby Gold, LLC (the "JV") that will own and operate the Ruby Project.  The initial ownership/membership interest in the JV will be held 60% by North Bay and 40% by ACG.  Once approved by USCIS, it is expected that the EB-5 funding for the Ruby Project will then come from the investor LP in the form of a loan to the JV.

Governance of the JV shall be through a board of directors (the "Board"). The appointment of the members of the Board shall be allocated between North Bay and ACG on a pro rata basis of their ownership/membership interest in the JV, provided however, that from the date on which the JV is organized and at all times subsequent thereto, at least one member of the Board shall be appointed by ACG. The operating agreement of the JV shall provide that the number of members of the Board shall be adjusted from time to time so as to reflect North Bay's and ACG's respective ownership/membership interest in the JV. Additionally, the operating agreement of the JV shall provide that if the initial capital contributions made by the owner/members of the JV shall not be sufficient to operate the Ruby Project, then any such required or desired capital shall be satisfied by the JV borrowing such capital.

As determined by the agreement with ACG dated July 28, 2010, net income from the Ruby Project is to be distributed as follows: (a) until the first $3,000,000 of the EB-5 Financing is returned to the EB-5 investors, 80% of the net profits from the Ruby Project will be returned to the EB-5 investors and 20% will be distributed to the owners of the JV; (b) after the first $3,000,000 of the EB-5 Financing is returned to the EB-5 investors and until the entire amount of the EB-5 Financing has been returned to the EB-5 investors, 70% of the net profits from the Ruby Project will be returned to the EB-5 investors and 30% will be distributed to the owners of the JV; (c) after the entire amount of the EB-5 Financing has been returned to the EB-5 investors, 100% of the net profits from the Ruby Project will be distributed to the owners of the JV.  By virtue of the loan covenant dated September 27, 2010 with Tangiers and the MOU dated October 14, 2010 with NCRC, the interests of Tangiers (0.75%) and NCRC (1.5%) are included in the net profit distributions to the owners of the JV.

The Company notes that its intention to utilize EB-5 funding is a matter of economics and the success of the Ruby Project itself is not exclusively contingent on the EB-5 Financing heretofore disclosed. Unless and until all of the milestones related to USCIS approvals for EB-5 are achieved and funds are received, the Company may elect to accept alternative funding should a suitable funding source be identified and acceptable terms negotiated.

Our CEO, Mr. Perry Leopold owns 100 shares of the Company’s Series I Preferred Stock. Each outstanding share of the Series I Preferred Stock represents its proportionate share of eighty per cent (80%) of all votes entitled to be voted and which is allocated to the outstanding shares of Series I Preferred Stock and therefore Mr. Leopold is able to control the outcome of most corporate matters on which our shareholders are entitled to vote. These shares are not convertible into common stock or any commodities. The Series I Preferred Stock was issued in February 2007. These shares were issued to our Chief Executive Officer, Mr. Perry Leopold, in February 2007 as an anti-takeover measure to insure that Mr. Leopold maintains control of the Company during periods when the Company’s stock may be severely undervalued and subject to hostile takeover in the open market.  As specified in the Certificate of Designation filed by the Company with the Delaware Secretary of State in February 2007, ”the outstanding shares of Series I Preferred Stock shall vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series I Preferred Stock outstanding and as long as at least one of such shares of Series I Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders.  Each outstanding share of the Series I Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series I Preferred Stock”.

Our headquarters are located at 2120 Bethel Road, Lansdale, PA 19446, with a mailing address of PO Box 162, Skippack, PA 19474.  Our website is located at www.northbayresources.com. Our telephone number is (215) 661-1100.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $10,310,393 as of December 31, 2010. In addition, we have a working capital deficit of $822,853 as of December 31, 2010. We had net losses of $287,345 and $786,979 for the years ended December 31, 2010 and 2009, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2010 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of December 31, 2010 the accumulated deficit attributable to CEO compensation is $838,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash since 2006 has totaled $135,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, and $21,988 in 2010.  These cash expenditures are also included in the accumulated deficit.

The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through stock issuances or increasing revenues and reaching profitability.

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

Item 1A.         Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our two recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception of our current operations in January 2006, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 1B.         Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.            Properties

The Ruby Property

On September 27, 2010, the Company finalized an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California.  The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012.

Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000.  Four monthly option payments of $10,000 each, or $40,000 in total, became due as of October 1, 2010, with the October 1 payment deferred until December 31, 2010, by agreement,  In addition, in compliance with the agreement, the Company issued warrants to RDC that gives RDC the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and on October 1, 2010 a cash payment of $16,600 was paid to reimburse RDC for annual claim fees and taxes.  The next payment for claim fees and taxes to the US Bureau of Land Management (BLM) and Sierra County is not due until August 31, 2011.  Monthly option payments of $10,000 cash began on November 1, 2010, with the October option payment deferred until December 30, 2010, and $30,000 of the $40,000 due has been paid as of December 31, 2010.  The remaining monthly payment due on January 1, 2011  for the first option period ending January 31, 2010 is $10,000, which has been accrued for as of December 31, 2010, and which was subsequently paid on January 3, 2011. The Company has also paid an additional $8,114 in permit expenses as of December 31, 2010.  If the Company elects to renew the option for an additional 5 months, the agreement calls for a $50,000 cash payment to be made by February 1, 2011, followed by 4 monthly cash payments of $25,000 each.  Subsequent to December 31, 2010, RDC and the Company agreed to amend the terms of the second option period. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, and the payments due on May 1, 2011 and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full.  In addition, in compliance with the agreement, on September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 30, 2015, of purchasing up to 10 million shares of stock at $.02.  Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the real and personal property associated with the Ruby Gold Mine, and all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of Ruby Development Company with any officer, director, or affiliate of North Bay Resources Inc.

The initial consideration of $50,000 in cash has been funded by way of a Convertible Promissory Note Agreement ("the Note") dated September 27, 2010 with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note specifies that the funds may only be used to secure an option to purchase the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) eighty percent (80%) of the lowest traded price of common stock for ten (10) trading days immediately preceding the conversion date.  As further consideration, Tangiers shall be entitled to 1,500,000 cashless 5 year warrants exercisable at $0.05 per share in the event that the principal sum is paid back within 90 days, or 2,500,000 cashless 5 year warrants exercisable at $0.05 per share in the event the principal sum is not paid back within 90 days.  As of December 31, 2010, this Note is still outstanding. In addition, Tangiers shall receive a 0.75% non-voting profit-sharing interest in the Ruby Project. The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.

It is expected that the combined total of stock, warrants, and convertible debentures related to this transaction will be dilutive to shareholders by adding between 12.5 million and 32.5 million shares onto our outstanding share total, of which 10 million shares have been reserved to secure all of RDC’s warrants, 12.5 million shares have been reserved to secure the Note and the Lenders warrants, and 10 million shares have been issued to RDC. The actual dilution is dependent upon whether or not any of the warrants are exercised, and whether the Note is repaid in cash or converted to stock.

Operational funding for the project of up to $7.5 million is expected to be provided through the federal EB-5 program described below.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, and prior to the establishment of the Northern California Regional Center that makes EB-5 funding possible, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover our acquisition costs.

The agreement includes the subsurface mineral rights to 2 patented claims comprising 435 acres, and 30 unpatented claims comprising approximately 1,320 acres.  All of the unpatented claims in the property package are in good standing through August 31, 2011 with both the BLM in Sacramento and Sierra County in Downieville, CA. Annual BLM claim fees and taxes are currently $16,600 per year, and are paid and current.  The Ruby Mine is permitted(3) for underground exploration, small scale development and small scale production.

Claim Name	Type	Acres(1)	Good Until(2)
Guatemala	Patented	147	-
Extension Placer Mining Claim	Patented	288	-
Wisconsin Placer Mining Claim	Unpatented	180	September 1, 2011
Wisconsin Extension Placer Mining Claim	Unpatented	159	September 1, 2011
Garnet Placer Mining Claim	Unpatented	75	September 1, 2011
Ruby Quartz Mining Claim	Unpatented	20	September 1, 2011
Diamond Quartz Mining Claim	Unpatented	20	September 1, 2011
Sapphire Placer Mining Claim	Unpatented	2	September 1, 2011
Gold Channel Placer	Unpatented	150	September 1, 2011
Black Channel Placer	Unpatented	60	September 1, 2011
Topaz Placer Mining Claim	Unpatented	160	September 1, 2011
Irene Placer Mining Claim	Unpatented	140	September 1, 2011
Opal Placer Mining Claim	Unpatented	160	September 1, 2011
Ruby Lode No. 7	Unpatented	20	September 1, 2011
Ruby Lode No. 8	Unpatented	20	September 1, 2011
Ruby Lode No. 16	Unpatented	20	September 1, 2011
Ruby Lode No. 17	Unpatented	20	September 1, 2011
Ruby Lode No. 18	Unpatented	20	September 1, 2011
Ruby Lode No. 19	Unpatented	20	September 1, 2011
Ruby Lode No. 20	Unpatented	20	September 1, 2011
Ruby Lode No. 27	Unpatented	20	September 1, 2011
Ruby Lode No. 28	Unpatented	20	September 1, 2011
Entry Lode Mining Claim	Unpatented	20	September 1, 2011
Entry Extension Lode Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 1 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 2 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 3 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 4 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 5 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 6 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 7 Placer Mining Claim	Unpatented	20	September 1, 2011
Golden Bear 8 Placer Mining Claim	Unpatented	20	September 1, 2011

(1) The sum total of the acreage of the unpatented claims is 1,506 acres.  However, as some placer claims overlap lode claims, the true acreage of the unpatented claim area is known to be approximately 1,320 acres, for a total property extent of approximately 1,755 acres including the subsurface patented claim area.

 (2) September 1, 2011 represents the “Good Until” date of the Ruby unpatented claims. In order to maintain a mining claim in California in good standing, the claim holder must perform annual work having a minimum cost of $100 or, alternatively, pay to the U.S. Bureau of Land Management (”BLM”) an annual maintenance fee of $140.  Patented claims have no “Good Until” date, and instead are only subject to local and state taxes.  As of September 1, 2010, $4,200 was paid to maintain the unpatented claims, and $12,400 was paid in property taxes to maintain the unpatented and patented claims in good standing.

 (3)  The current Plan of Operations, effective as of 2001, is undergoing review and renewal by the Forestry Service.  The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, and the Annual Fee for Waste Discharge Requirements for 2011 ($6,577 paid in 2010) is payable to the State Water Resources Control Board in December 2010.  The Reclamation Permit has been renewed through April 2018, and must be updated prior to commencement of mining operations to include a Revegetation Plan and to amend the Reclamation Plan to show the mill site and tailings, both of which are being done now.  A Reclamation Bond of $170,000 is in place, and will be assumed by the Company upon transfer of title.

The Ruby Mine

The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  It is in the Alleghany-Downieville mining district, situated in the Sierra Nevada foothills south of the Yuba River.

In June 2010, the Company retained Mr. C. Gary Clifton, P. Geo., to visit the Ruby Mine in the Sierra County area of California to inspect its infrastructure and general conditions, assess its mineralization, and determine its potential to resume economic mining operations.  Mr. Clifton holds degrees in Geology and Geochemistry from Macquarie University in Sydney, Australia, with post-graduate studies in Geochemistry at UC Berkeley and Oregon State University. As a Registered Professional Geologist, Mr. Clifton has almost 40 years of experience with several major mining and petroleum companies, and as an independent consultant in mining exploration and exploration management, mineral property evaluation, and mining geology. He has conducted and managed exploration and evaluation programs for a wide variety of mineral commodities in the United States, Australia, and the Middle East. Mr. Clifton is currently President of Western Resource Group LLC, and is a Qualified Person as defined by National Instrument 43-101.

Mr. Clifton has no family or other relationship with any past or present Company officer, director, or affiliate, and he has no family or other relationship with any past or present principal or affiliate of Ruby Development Company. The Company has not issued nor is it obligated to issue any of its stock in connection with Mr. Clifton’s engagement, and to the best of our knowledge Mr. Clifton does not own any shares of the Company.

The following information has been reviewed for technical accuracy by Mr. C. Gary Clifton, P. Geo, and who is the Qualified Person as defined by National Instrument 43-101 for the Ruby Project.

Location, Access, Physiography, and Climate

The Ruby Mine is located in southwestern Sierra County, in the northern part of the Sierra Nevada Foothills, Northern California. It lies approximately 25 air miles northeast of Grass Valley/Nevada City and is serviced by paved roads. Highway 49 passes through Downieville in the northern part of the area. The Pliocene Ridge road crosses the central part of the area and eventually merges with the Henness Pass road. There are paved spur roads to the town of Alleghany and the village of Forest City. The remaining few miles to the various mine sites are accessed by high quality, well maintained gravel roads.

The property is situated in the Sierra Nevada physiographic province and lies along the western slope of the Sierra Nevada Mountain range, at elevations varying from 2,500 feet in the canyons to more than 6,000 feet on the ridge crests. Regional physiographic conditions generally consist of gently to moderately rolling terrain, and steep sided plateaus with deeply incised streams and rivers.

The annual temperature varies between 10 and 100 degrees Fahrenheit. The annual precipitation varies between 50 and 70 inches, which falls principally as snow during the months of January, February and March.

Regional native vegetation typically includes pine, cedar and fir trees, manzanita, black oak, brush and native grasses. Commercial stands of second growth pine and Douglas Fir are sufficient to satisfy mine timber requirements, and there is ample water available.  Rock Creek is the nearest year-round stream and water source to the site, which crosses the northern portion of the property generally east to west. The north fork of Oregon Creek (a seasonal drainage) also crosses the southern portion of the property from northeast to southwest.

Property Description

The Ruby Property covers approximately 1,755 acres, consisting of the subsurface mineral rights of two patented claims totaling approximately 435 acres and 30 unpatented claims containing approximately 1,320 acres. The mine encompasses at least four distinct underground river channels and three known lode gold veins.

The Ruby property comprises two contiguous claim groups; the Ruby and the Golden Bear (aka Carson Camp), both of which include lode and placer claims. The Ruby claims combine three past-producing gold mines, which are the Ruby, the Bald Mountain Extension, and the Wisconsin. The Golden Bear claims comprise several former producing mines as well, which are the Golden Bear, the Ireland, and the Cincinnati. Collectively, the Ruby and Golden Bear claims have produced in excess of 250,000 ounces of gold in a mining history dating from the 1850's.

The property covers one and one-half miles of strike length along the Eastern Melones Fault, the major structure along which many of the gold deposits of the Mother Lode are localized. The property also encompasses an estimated 4 miles of partially mined and unmined auriferous Tertiary channels.  The Ruby is located on the northern extension of the historic Mother Lode system, as evidenced in the map below that shows the location of the Alleghany-Downieville mining district in relation to the overall Mother Lode.

ALLEGHANY-DOWNIEVILLE DISTRICT
Gardner's Point Pioneer Mines
Downieville
Sierra City
NORTH YUBA RIVER
Goodyears Bar
MIDDLE YUBA RIVER
Alleghany
Malakoff Diggings
SOUTH YUBA RIVER
YUBA RIVER
80
WASHINGTON DISTRICT
Nevada City
Grass Valley
GRASS VALLEY DISTRICT
Reno
Lake Tahoe
NEVADA
CALIFORNIA
Auburn
Georgetown
50
Placerville
Sacramento
Plymouth
Jackson
San Andreas
MOTHER LODE DISTRICT
Sonora
Stockton
YOSEMITE NATIONAL PARK
Coulterville
Mariposa
N
0 10 20 40 Miles

GOLD MINING DISTRICTS OF THE MOTHER LODE SYSTEM

KEEWATIN ENGINEERING INC.

Figure 3

State Highway 49
Downieville: Sierra County Seat
RUBY MINE
Golden Bear Camp
Lawry Shaft
Ruby Portal
Ruby Tunnel
Black Channel Workings
To Highway 49
Legend
Patented Subsurface Mineral Rights
Mining Claims (Unpatented)
Tunnels
Paved Roads
Gravel Roads

The most recently active mining areas include the Ruby Portal and Lawry Shaft locations. Ruby Development Company maintains a Plan of Operations (dated February 1, 2001) for its mining operations on public lands in the Tahoe National Forest, administered by the United States Forest Service (USFS). As of the date of this report, the Plan of Operations has been approved for renewal through December 31, 2018.  Current access roads to the site include Henness Pass Road, Sierra County Road 401, Forest Service Road 401-2, and Forest Service Road 30, along with a variety of small unimproved dirt connector roads. The site is primarily surrounded by public national forest lands administered by the USFS, with privately owned parcels adjacent to the northwest and northeast property boundaries. The privately owned parcels are designated for use as rural land, timberland, or mineral land.

History of Exploration, Development, and Production

Gold was originally discovered in the Alleghany-Downieville district in 1849, during the early days of the California Gold Rush. Since that time the district has produced at least 2.35 million ounces of lode gold from the vein deposits and at least 440,000 ounces of placer gold from the Tertiary channel deposits (not including an unknown amount of production from placer workings around Alleghany). Much of this production occurred intermittently, during relatively short periods of intense mining activity, separated by longer periods of minimal production when political and/or economic factors were unfavorable.

The history of the Ruby claim area dates from the 1850's, when placer gold occurrences were followed upstream from the North Yuba River to the headwaters of Slug Canyon where rich deposits of gold were discovered in a Tertiary gravel deposit. By the 1860's several mines were developing the gravels of a buried river system within the boundaries of the present Ruby property at the headwaters of nearby Rock Creek. These mines included the the Golden Bear and the Guatemala. The Ruby portal was collared in December, 1880 to access the central portion of this rich river system. Between 1880 and 1889 the Ruby Mine produced 86,500 ounces of gold from three buried river channels.

In the early 1930's, C.L. Best, the co-founder of Caterpillar Tractor, acquired the Ruby Mine, and developed the Black channel. Best Mines produced an estimated 58,000 ounces of gold from the gravels before the government forced closure under War Production Board Order L-208. C.L. Best saved 123 nuggets of $100 value or greater for a personal collection. That collection is presently on display al the Los Angeles County Museum of Natural History.

After the Second World War, the cost of labor and supplies rose rapidly, while the price of gold remained frozen at $35 an ounce. The mine was not re-opened by Best and it was sold after Best's death in 1951. The Ruby Development Company acquired a lease on the Ruby Mine in 1959 and bought the property outright in 1966. Lessees intermittently worked the gravels of the Black channel from the Lawry shaft until the mid-1970's.

In the late 1970's the Ruby Mine was leased to Alhambra Mines of Sparks, Nevada. During that same period, the Golden Lion Mining Corp. attempted to drive a decline to access the Cincinnati channel, which had previously been discovered in the quartz workings of the Cincinnati vein.

The Brush Creek Mining and Development Company, Inc. (“Brush Creek”) acquired the Ruby in 1990.  From 1990 through 1995, Brush Creek rehabilitated and re-timbered approximately one and one-quarter miles of horizontal haulage tunnel supports and a 210 foot vertical shaft for access and mine safety, constructed a new wash plant and quartz mill, built underground roads for use by diesel loaders, installed a hoist and constructed a new sixty-foot steel head frame over the Lawry Shaft at the Ruby Mine, installed a complete underground ventilation system and electrical system at the Lawry Shaft, constructed a new waste water treatment system for use at the mill site, and modified and enlarged the structures at the mill site.  According to their SEC filings, Brush Creek’s total investment in the Ruby was $4,554,575 as of June 30, 1997, including $2,251,714 of development costs, and $1,975,525 of mining equipment.  Production during this period was limited.  From December 1992 until July 1993 an estimated 7,300 tons of mineralized material was mined, resulting in the recovery of approximately 200 ounces of gold.  Brush Creek stated that these preliminary results were too small to be a reliable representative sample of the expected placer grades.  In 1994, approximately 400 tons were mined from the Lawry channel, at an average grade of 0.2 ounces per ton.  By 1995, mining operations were suspended, and except for limited periods of sporadic activity over the next few years, the mine was put on care and maintenance. Brush Creek briefly resumed operations in 1998, driving a development tunnel in the south Lawry Shaft workings. The property was eventually forfeited and returned to the Ruby Development Company, who has maintained the property and permits to the present day.

Plant, Equipment, Permits, and Site Infrastructure

Site inspections conducted during June and July, 2010 by C. Gary Clifton, a certified professional geologist (P.Geo.) retained by the Company as an independent consulting geologist to inspect and assess the Ruby Mine, and by management in September, 2010, confirmed that the Ruby is in excellent condition, and has been well maintained despite having not been operation since 1998.  The equipment currently on-site at the Ruby was mostly purchased in the period between 1990 and 1995 when the mine was last in production, and is therefore between 15 and 20 years old.  The equipment, including the wash plant and mill facilities, has been confirmed to be in good working order, though some minor upgrades are expected to be needed once operations resume.

The equipment, fixed assets, and infrastructure in place have been valued by RDC at an estimated $3.5 million, and include a 1,000 yard per day placer wash plant, 50-ton per day quartz mill, 6,000 feet of tracked haulage, and related support equipment needed for underground mining operations.  A second exit, the Lawry Shaft, almost 2 miles from the main portal, can provide natural ventilation for much of the underground workings. Surface buildings and facilities include a lumber mill, machine shops, offices, and accommodations.  The property also features an excellent system of roads, is accessible via paved highway from Reno or Sacramento, has abundant water and timber available for mining purposes, and has PG&E power available on-site.

Permits in place include a Plan of Operations, a Phase I Environmental Site Assessment, a Water Order, and a Reclamation Plan secured by over $170,000 in Reclamation Bonds. The current Plan of Operations, effective as of 2001, has been approved for renewal by the Forest Service through December 31, 2018.  The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, and the Annual Fee for Waste Discharge Requirements for 2011 ($6,577 paid in 2010) was paid to the State Water Resources Control Board in December, 2010.  The Reclamation Permit has been renewed through April 2018, and must be updated prior to commencement of mining operations to include a Revegetation Plan and to amend the Reclamation Plan to show the mill site and tailings, both of which have been completed as of December 31, 2010.  A Reclamation Bond of $170,000 is in place, and will be assumed by the Company upon transfer of title.

Skilled underground hard-rock and placer miners with considerable experience in the local ground conditions reside in the area and will provide a valuable resource in the present and future development of the Ruby.

Recent Geological Assessment Work

The Ruby Mine is an underground mine that is known to have produced over 250,000 ounces of gold since the 1850’s, but which currently has no known estimates of proven reserves.

Geological assessment work carried out by Mr. Gary Clifton P.Geo., during the summer of 2010, including extensive research to evaluate the resource maps and data from Brush Creek Mining’s operations in the 1990’s and Alhambra Mines in the early 1980’s, has identified 3.03 miles of unmined channel and 0.95 miles of partially mined channel available for mining using the existing infrastructure.  The following table provides the estimates of each channel surveyed by Mr. Clifton in July, 2010.  In compiling the data, the Pilot Channel is considered the northern extension of the Black Channel and the Mt. Vernon Channel is a tributary.  In addition, the stretch of Black Channel between the Big Bend and the Lawry Shaft is designated as partially mined, as is one-half of the stretch of the same channel between the Lawry Shaft and the mined portion of the Pilot Channel at the northern property boundary.  All measurements are in feet.

Channel	Mined	Partially Mined	Unmined	Total
Bald Mtn	7,500	--	--	7,500
Deep Rock Creek	5,500	--	2,000	7,500
Cincinnati	--	1,500	4,500	6,000
Black and Pilot	2,000	3,500	3,250	8,750
Mt. Vernon	--	--	3,000	3,000
Bald Mtn Extension	2,750	--	3,250	6,000
Totals (miles)	3.36	0.95	3.03	7.34

Additional channels as well as lode deposits in quartz veins are known to exist on the property.  These will require additional development and no attempt has been made as of yet to estimate the amount of gold they may contain.

During the 2010 summer program, 35 samples were collected by Mr. Clifton from the Lawry Shaft workings and sent to American Assay Laboratories Inc. in Sparks, NV for fire assay analysis. The samples, each weighing approximately 1 kilogram, were collected at 10-foot intervals at the gravel-bedrock interface at 5 locations (A through E) within tunnels and crosscuts.  At location C, samples C9 through C12 returned several high values, including 45.5 grams (1.45 ounces) and 15.05 grams (0.48 ounces) per metric ton (tonne) gold, as per the table below. This represents a 30-foot wide zone of placer gold-enriched sediments in which 3 of the 4 samples are highly anomalous.  This zone is considered mining width.  Having delineated a 30-foot wide zone with a limited 35-sample set, we believe this indicates that gold-rich gravels are relatively abundant, easily identified, and present in existing workings ready to be exploited.

	Dry	Au
	Weight	Fire
SAMPLES	lbs	ppb

A1	1	4
A2	2	4
A3	1	3
A4	2	11
B1	2	12
B2	2	8
B3	2	14
B4	1	72
B5	2	61
B6	2	9
B7	2	4
C1	3	5
C2	2	3
C3	2	3
C4	2	4
C5	3	7
C6	2	20
C7	2	7
C8	2	14
C9	2	15050
C10	2	18
C11	2	45500
C12	2	785
D1	2	453
D2	3	6
D3	3	49
D4	3	12
D5	3	12
E1	3	23
E2	2	12
E3	3	8
E4	2	8
E5	3	15
E6	3	10
E7	3	25

Regional Geology

The geology of the region consists of Mesozoic and Paleozoic metavolcanic rock, Paleozoic Calaveras Formation rocks (phyllite, schist, with thin beds of metachert), and Silurian slate with subordinate chert, conglomerate and sandstone. The Mesozoic era occurred between approximately 65 and 248 million years before present (MYBP). The Paleozoic era occurred between approximately 248 and 543 MYBP. The Silurian period was part of the Paleozoic era, and occurred between 417 and 443 MYBP.

Local Geology

The Alleghany-Downieville gold mining district is situated in the northern pan of the Sierra Foothills Metamorphic Belt, to the west of the Sierra Nevada Batholith. The district forms the northern continuation of the Mother Lode System, a major, north-northwesterly trending metallogenic province that extends for a distance of 160 miles and has produced over 125 million ounces of gold.

Most of the gold mines within the Mother Lode System are localized along the Melones Fault, a steep, easterly dipping crustal-scale suture that extends from Mariposa County in the south to Plumas County in the north. This structure marks the boundary between several tectonic terrains. In the northern part of the foothills belt, the structure defines the contact of continentally derived sediments of the Paleozoic Shoo Fly Complex to the east, with generally younger oceanic and volcanic island arc rocks of the Western Assemblage to the west. In the south, the structure marks the boundary between the Calaveras Complex, an Upper Paleozoic sedimentary sequence of deep water, oceanic affinity to the east with rocks of the Western Assemblage to the west.

121°
120°
40°
39°
38°
37°
TERTIARY & QUATERNARY
MESOZOIC INTRUSIVE ROCKS
SERPENTINIZED ULTRAMAFICS
WESTERN ASSEMBLAGE
CALAVERAS FORMATION
CALAVERAS COMPLEX
EASTERN ASSEMBLAGE
SHOO FLY COMPLEX
ADD
GVD
SACRAMENTO
MELONES FAULT
CALAVERAS - SHOO FLY THRUST
MLD
SIERRA NEVADA BATHOLITH
N
0
50
100 km.

FIGURE 2: SIERRA FOOTHILLS METAMORPHIC BELT

ADD: Alleghany - Downieville District

Geology of the Ruby Property

The Ruby Property covers one and one-half miles of strike length along the Eastern Melones Fault, the major structure along which many of the gold deposits of the Mother Lode are localized. The property also encompasses an estimated 4 miles of unmined auriferous Tertiary channels.  The Ruby is considered part of the northern extension of the historic Mother Lode system.

The locus of the Melones Fault coincides with a discontinuous zone of intensely sheared and variably altered serpentinite, commonly associated with more massive gabbroic rocks. These rocks are believed to represent part of an ophiolite suite. At the latitude of the Alleghany-Downieville district, the Melones Fault zone is up to 4 miles wide. At this location, the fault zone is occupied by a serpentinite-hosted melange of ophiolitic rocks, blueschist to greenschist-grade oceanic sediments and mafic volcanics, as well as complexly deformed, amphibolite-grade Paleozoic rocks.

Mineralization and Deposit Type

The primary mineralization at the Ruby is gold. The primary deposit type consists of gold-bearing Tertiary-age channels, as exemplified by the Bald Mountain and Bald Mountain Extension channels, both of which have been among the most prolific gold producers in the Alleghany-Downieville district.  Younger intervolcanic channels also formed rich placer gold deposits where the younger river system eroded and redeposited the auriferous gravels of the older channels. Examples of this type of younger channel include the Black channel in the vicinity of the Big Bend in the Ruby Mine and the Deep Rock Creek channel, which reworked extensive stretches of the Bald Mountain channel.

Distinct concentrations of placer gold have also been associated with the existence of quartz gold deposits. Some of the most productive quartz gold deposits in this area were discovered in the bedrocks while mining the placer channels. The quartz veins in this region typically extend to thousands of feet in depth, and are noted for rich shoots often containing spectacular pockets of Gold-in-Quartz. The Ruby is known to contain quartz vein deposits, as exemplified by the Wolf Vein near the Bald Mountain Channel.

Ruby Mine Mining Plan

The Ruby mining plan anticipates that much of the first season will be engaged in determining the exact locations of the targeted channels with exploration drifting (tunneling) and establishing Development Headings in these channels.

The Deep Rock Creek Project will lag behind the Lawry Shaft Project since the new tunnel and winze will not be completed until late in Year 1.

The initial work in the first month will concentrate on getting the Ruby Mine facilities and equipment into good working order.

The Pilot and Mount Vernon Channel targets are projected to lie in the near vicinity of the existing Lawry Shaft workings, so active exploration tunneling ("drifting") with air-powered slushers and trackless loaders ("LHD's") is expected to be underway in the second month of activity.

Construction of the 1,500 foot Deep Rock Creek Project access tunnel can also begin very quickly. This tunnel will be a tracked haulageway. The rate of progress will be limited by the amount of time required by the maintenance program in the Ruby Tunnel beyond the "Daylight Turn" where the Deep Rock Creek Access Tunnel begins. This maintenance will be required prior to constructing the Big Bend Raise to the Black Channel workings.

A "herring bone" drift pattern is planned for development in the channels. A central tunnel (known as a "drift") will be driven following the gut (deepest part) of the channel. This drift will be continued until the end of the channel is reached and the length of the resource has been defined. Regularly spaced crosscuts (known as "crosscut drifts") will be driven out on each side of the central drift to determine the width of the channel.

The material mined from these development drifts will be washed in the placer plant. Careful records of the gold recovery will also provide a grade for the material "blocked out" in this process, thereby developing a proven resource to be mined in the production phase of the mining plan.

The Ruby Mine typically experiences considerable snow fall, and a decrease in activity is planned for during the winter months of Year 1. It is expected that the Ruby will operate year-round once the operation is well established.

Operational Considerations

The southern working area, the Deep Rock Creek Project, is accessible by the Ruby Tunnel, which is equipped with 30 lb. rail and 4" Victaulic steel compressed air pipe. The northern area, the Lawry Shaft Project, will be mined by LHD's from the existing tunnel system.

On the north end, entry to the mine is through the Lawry Shaft which has a steel headframe and a complete hoist house and hoisting facilities for men and materials. There are two LHD's with 1 yd. buckets underground. There is a 40 hp. fan and a secondary ventilation fan with fan line as well as water and compressed air lines and electrical service underground. Electricity in this area is provided by PG&E and a 150 kw diesel generator providing backup power. A 250 cfm electric compressor located on the surface provides compressed air.

The south end of the mine is accessible by a portal. Electricity is provided by 250 kw and 55 kw diesel generators and compressed air by a 750 cfm diesel compressor. There is a 40 hp. ventilation fan located underground, electric and diesel trammers, ore cars and flat cars. The site has a shop with an electric overhead hoist on a track and various tools, mill buildings, a 4,500 gallon diesel tank with containment basin under cover, a 1,000 yard-per-day placer gravel recovery plant and a 50 ton hard rock quartz recovery plant.

The north and south ends of the mine are connected underground, which facilitates ventilation and provides an exit at both ends.

The north end has a 2 story bunkhouse which can provide accommodations, a trailer which can also be used for accommodations, and an office. The adjacent cook shack will accommodate several more people. There is a 40' by 70' steel shop building on a concrete slab, a 10,000 gallon double-walled diesel tank, and other buildings. Electricity in this area is provided by PG&E.

The property contains Douglas fir trees which can be used for mine timber. The Forest Service has marked trees for cutting, and there is a bandsaw lumber mill on the property. Several thousand board feet of milled mine timbers are currently onsite.

The property is serviced throughout by a system of good dirt roads and oiled roads, with paved roads to the property from Highway 49. The property has a great deal of flat and useable areas available, and there is ample working room around the shops and other buildings.

The mine has rock drills, slushers and tuggers, additional fans and pumps, both air and electric powered, and much miscellaneous equipment, tools, and supplies. The mine also has a Peterbilt water truck, International flatbed truck, Oshkosh 4x4 dump truck, and Hyster equipment trailer. There is a large dump facility as well as ponds for water storage and ample process water that exits from the Ruby Tunnel.

Description of Mining Process

Although the grades encountered in the ancient river channels of the Alleghany District are extremely high relative to most placer deposits elsewhere in the world, underground mining costs are also much higher than the cost of open pit or dredge methods employed in most present-day placer operations. This cost reality, together with the erratic distribution of the gold, requires that selective mining methods based on strict grade control be utilized in order to achieve a profitable operation.

A cost effective underground mining operation is accomplished by a two-phase process:

(a) Development occurs on the advance by drifting upstream or downstream along the axis of the channel, with crosscuts driven every fifty to one hundred feet. The muck from these workings is slushed to passes that lead to the main haulage level within the bedrock below the channels. This production is accompanied by face and rib sampling and by bulk testing of the muck from the development headings. Each round is quantitatively analyzed to map out the grade distribution of the gold. This work is followed by;

(b) Selective mining--termed breasting-- during the retreat, using the drift as the main haulage-way and leaving pillars of lower grade material. This is facilitated by careful mine planning based on the geometry of the channel and the grade distribution ascertained from the development phase.

Description of the Recovery Process

The mined gravel (muck) is transported from the mine along the tracked haulageway to the mill and dumped into the ore bin directly above the gravity separation washing plant.  The wash plant is a closed-circuit system which recycles the wash water.  The gravel is scraped onto a feed belt which elevates and dumps the material into the scrubber (trommel -- a large, inclined metal cylinder).  Water is added and the scrubber is rotated in a clockwise direction at twelve revolutions per minute to thoroughly wash the gravel.  Retaining rings inside the scrubber catch the larger gold nuggets.  The washed gravel is discharged through slots in the final section of the scrubber that serve as a sizing screen. All plus 3/4 inch material is rejected to the coarse material belt which moves the reject gravel to the stacker belt for transport.

The remaining minus 3/4 inch material and excess water falls onto the walking bottom sluice box. This sluice box is a gravity separation device which utilizes Hungarian riffles mounted on a moving rubber belt to trap all high specific gravity material. The riffle bed rotates up the grade through the sized material and water, cycling completely every twenty minutes while continually dumping the heavy concentrate into the live bottom sluice box.

All lighter material not trapped in the Hungarian riffles is washed off the discharge end of the walking bottom sluice box and over a 1/8 inch vibrating dewatering screen.  The dry plus 1/8 inch, minus 3/4 inch material is vibrated onto a skid plate that loads directly onto the stacker belt for transport to the waste dump.  The minus 1/8 inch material and water is discharged into the dewatering sand screw.

The live bottom sluice box utilizes a cam-operated jigging action within its bed to further concentrate, grade and separate all gold and other high specific gravity material. The trapped gold and heavy concentrate is cleaned from the box once a day and transported to the gold room for final cleanup.

The lighter material not concentrated within the bed is washed out of the live bottom sluice box with the excess water and discharged into the dewatering sand screw.  The coarser material is dried by the dewatering sand screw and dumped onto the stacker belt.  The finer waste material is discharged with the wash water to the primary settling pond. The wash water continues to the second settling pond from which it is pumped back to the scrubber at the head of the system.  Water discharging from the tunnel is piped to the head of the system by gravity as needed for make up water.

A backhoe is used as required to bail the fine settled material from the primary settling pond to dry before transport to the waste dump.

QA/QC Protocols

The Company has not determined its QA/QC protocols as a matter of policy, and relies on its joint venture partners and outside consultants to provide these protocols on a project-specific basis.

Canadian Properties

Below is a description of the properties (or mining/mineral/placer claims) currently owned by the Company which are currently under contract for exploration and development with joint-venture partners, previously under contract with joint-venture partners, or else prospective for future joint-ventures.   Our mining claims convey the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.

For the year ended December 31, 2010, the Company paid the Province of British Columbia an aggregate of $45,917 USD in registration and claim maintenance fees to maintain our properties in good standing.  For the year ended December 31, 2009, these fees totaled $38,121 USD.

The Company actively manages its claims on a daily basis through the British Columbia MTO system, and at times elects to reduce costs by paying annual fees incrementally as permitted by BC regulations, allowing non-strategic claims to lapse, and occasionally reducing the aggregate size of a particular claim area or letting it lapse altogether to further reduce carrying costs.  Therefore, the costs stated below to maintain a property in good standing is the maximum required on an annualized basis, and in many instances the actual realized expense may be less than indicated below.

Unless otherwise noted, all dollar amounts related to claim fees paid to the Province of British Columbia are in Canadian dollars (CDN).

Principal Canadian Properties

The following table shows the Company’s principal target properties in British Columbia, Canada, which in aggregate comprise 135 claims that cover 46,922 acres (18,997 hectares).  The Company owns additional claims throughout British Columbia, but most of these others have not as yet been aggregated into identifiable properties, are currently not considered material, or are expected to expire on their termination dates and no longer held.  As of December 31, 2010, our total holdings are 290 claims encompassing 103,536 acres (41,918 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer and 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition.

Properties are labeled as such when individual claims that are either contiguous with each other or in close proximity can be aggregated and identified with a known mineral or placer resource. As of January 7, 2011, the total cost expensed to acquire and maintain these properties is $75,190, which includes $17,728 in total acquisition (staking) expenses.  If every claim is maintained for the next year, the projected expense would be a maximum of $88,084.  In keeping with Company practices, some non-strategic claims may be allowed to lapse, and possibly re-staked afterwards, resulting in a considerable saving from the maximum projected annualized cost.  As well, any of these properties that become the subject of options or joint-ventures with other companies will see their projected maintenance costs transferred to the prospective partner company for the duration of the contract. The table below shows the total cost to-date of each property, the annualized projected cost of maintaining the properties, as well as the monthly expense and the expense per day when the Company elects to pay annualized fees incrementally.  All dollar amounts in this table are expressed in Canadian dollars, and the actual expense to the Company in terms of US dollars, when actually paid, can be as much as 10% lower, depending on the foreign currency exchange rate on the day any payment is recorded.

The following list excludes an accounting of the Fawn Property. Silver Quest Resources Ltd., as part of our joint-venture agreement, has been designated as the property operator, and is solely responsible for all planning, budgeting, and expenditures related to ongoing exploration and claim maintenance.  Details on the cost of acquisition and maintenance fees that would be due if the Company were still responsible for them are provided in the Fawn Property discussion in the section labeled “Property Descriptions”.

Property Name	Tenure Number	Claim Name	Issue Date	Good To Date	Area (hectares)	Total Cost w/ Maint Fees	Initial Staking Fee	Maint Cost Per Year	Maint Cost Per Month	Maint Cost Per Day

ARGO GOLD
	695204	ARGO	2010/jan/06	2012/feb/17	221.36	$118.54	$88.54	$973.98	$81.17	$2.67
	847246	ARGO 2	2010/feb/22	2012/feb/23	120.76	$48.30	$48.30	$531.34	$44.28	$1.46
	847253	ARGO 3	2010/feb/22	2012/feb/23	100.61	$40.24	$40.24	$442.68	$36.89	$1.21
	847255	ARGO 4	2010/feb/22	2012/feb/23	20.13	$8.05	$8.05	$88.55	$7.38	$0.24
					462.85	$215.14	$185.14	$2,036.56	$169.71	$5.58

BOULEAU CREEK GOLD
	578838	BOULEAU	2008/mar/20	2011/mar/20	20.66	$181.80	$0.00	$90.90	$7.57	$0.25
	601505	BOULEAU 2	2009/mar/23	2011/mar/20	41.30	$202.08	$16.52	$181.74	$15.15	$0.50
	733522	BOULEAU CK	2010/mar/24	2011/mar/24	433.78	$173.51	$173.51	$1,908.62	$159.05	$5.23
	737043	BOULEAU N	2010/mar/30	2011/mar/30	371.66	$148.66	$148.66	$1,635.29	$136.27	$4.48
	579151	SIWASH	2008/mar/26	2011/mar/27	20.65	$181.93	$0.00	$90.84	$7.57	$0.25
	739282	SIWASH 2	2010/apr/02	2011/apr/02	61.93	$24.77	$24.77	$272.51	$22.71	$0.75
					949.98	$912.75	$363.47	$4,179.91	$348.33	$11.45

CHERRY GOLD
	759842	CHERRY 1	2010/apr/28	2011/apr/28	310.27	$124.11	$124.11	$1,365.17	$113.76	$3.74
	796482	CHERRY 2	2010/jun/23	2011/jun/23	372.22	$148.89	$148.89	$1,637.77	$136.48	$4.49
	831947	CHERRY 3	2010/aug/22	2011/aug/22	227.56	$91.03	$91.03	$1,001.28	$83.44	$2.74
	764922	CHERRY 4	2010/may/01	2011/may/01	41.38	$16.55	$16.55	$182.06	$15.17	$0.50
	706244	CHERRY BLUE	2010/feb/14	2011/mar/27	206.76	$82.71	$82.71	$909.76	$75.81	$2.49
	603457	CHERRY GOLD	2009/apr/27	2011/mar/27	41.36	$184.33	$16.54	$181.99	$15.17	$0.50
					1199.55	$657.61	$479.82	$5,278.03	$439.84	$14.46

CONNIE HILL
	705942	CONNIE 2	2010/feb/11	2012/feb/12	125.15	$50.06	$50.06	$550.68	$45.89	$1.51
	575353	CONNIE HILL	2008/feb/05	2011/jun/24	208.62	$1,878.62	$83.45	$917.92	$76.49	$2.51
	579239	DOVE	2008/mar/26	2011/apr/01	41.71	$388.37	$16.69	$183.54	$15.30	$0.50
	570232	DOVE 4	2007/nov/18	2011/apr/01	20.86	$226.67	$8.35	$91.80	$7.65	$0.25
	570304	DOVE 4A	2007/nov/19	2011/apr/01	20.87	$226.44	$8.35	$91.81	$7.65	$0.25
	570305	DOVE 4B	2007/nov/19	2011/apr/01	20.87	$226.46	$8.35	$91.81	$7.65	$0.25
	577200	MT WASHINGTON	2008/feb/25	2011/jun/24	83.49	$732.18	$33.40	$367.35	$30.61	$1.01
	576680	MUREX	2008/feb/20	2011/jun/24	208.70	$1,842.40	$83.48	$918.27	$76.52	$2.52
	577202	MUREX 2	2008/feb/25	2011/jun/24	125.24	$1,097.88	$50.10	$551.06	$45.92	$1.51
	672024	MUREX 3	2009/nov/20	2011/jun/24	438.10	$370.6	$175.24	$1,927.64	$160.64	$5.28
	832146	MUREX EXT	2010/aug/26	2011/aug/26	20.86	$78.50	$8.34	$91.78	$7.65	$0.25
	706952	MUREX FRAC	2010/feb/23	2012/feb/24	20.87	$8.35	$8.35	$91.81	$7.65	$0.25
	677103	MW	2009/dec/01	2011/jun/24	125.19	$70.07	$50.07	$550.82	$45.90	$1.51
	577201	MW 2	2008/feb/25	2011/jun/24	83.48	$732.10	$33.39	$367.31	$30.61	$1.01
	752243	OYSTER	2010/apr/19	2011/apr/19	83.45	$33.38	$33.38	$367.18	$30.60	$1.01
					1627.45	$7,579.23	$650.98	$7,160.77	$596.73	$19.62

CORONATION GOLD
	564792		2007/aug/18	2010/jul/28	20.85	$232.88	$8.34	$91.72	$7.64	$0.25
	603844	CORONATION 2	2009/may/04	2010/jul/28	20.84	$75.81	$8.34	$91.72	$7.64	$0.25
	603845	CORONATION 3	2009/may/04	2010/jul/28	41.70	$151.63	$16.68	$183.46	$15.29	$0.50
	605428	CORONATION 4	2009/jun/04	2010/jul/28	20.85	$70.53	$8.34	$91.72	$7.64	$0.25
	544562	COLORADO	2006/oct/28	2010/jul/28	20.85	$308.01	$8.34	$91.72	$7.64	$0.25
					125.08	$838.86	$50.03	$550.35	$45.86	$1.51

GOLD HILL PROJECT
	597602	GH 3	2009/jan/15	2011/may/28	21.10	$104.90	$8.44	$92.83	$7.74	$0.25
	574370	GOLD HILL	2008/jan/23	2011/may/28	337.48	$3,141.61	$134.99	$1,484.92	$123.74	$4.07
	574627	GOLD HILL 2	2008/jan/26	2011/may/28	63.30	$586.60	$25.32	$278.50	$23.21	$0.76
	600780	GOLD HILL 3	2009/mar/10	2011/may/28	168.69	$732.10	$67.48	$742.26	$61.85	$2.03
	604443	GOLD HILL 4	2009/may/13	2011/may/28	42.19	$150.78	$16.88	$185.64	$15.47	$0.51
	820324	GOLD HILL 5	2010/jul/17	2011/jul/17	527.68	$211.07	$211.07	$2,321.81	$193.48	$6.36
	773282	GOLD HILL CGS	2010/may/14	2011/may/14	105.49	$42.19	$42.19	$464.14	$38.68	$1.27
	777482	GOLD HILL CGS 2	2010/may/21	2011/may/21	42.19	$16.88	$16.88	$185.64	$15.47	$0.51
	745582	GOLD HILL N	2010/apr/12	2011/apr/12	189.73	$75.89	$75.89	$834.81	$69.57	$2.29
	602044	GOLD HILL NE	2009/apr/02	2011/apr/05	42.19	$204.02	$16.87	$185.62	$15.47	$0.51
	741302	GOLD HILL NE	2010/apr/06	2011/apr/06	485.05	$194.02	$194.02	$2,134.22	$177.85	$5.85
	753182	GOLD HILL S	2010/apr/20	2011/apr/20	126.61	$50.64	$50.64	$557.07	$46.42	$1.53
	602125	GOLD HILL SE	2009/apr/04	2011/may/28	42.22	$170.69	$16.89	$185.76	$15.48	$0.51
	740702	GOLD HILL SE	2010/apr/05	2011/apr/05	464.26	$185.70	$185.70	$2,042.74	$170.23	$5.60
					2932.43	$5,976.81	$1,172.97	$12,902.69	$1,075.22	$35.35

LARDEAU CREEK
	575561	LARDEAU	2008/feb/07	2011/jun/10	20.50	$219.33	$8.20	$90.19	$7.52	$0.25
	576424	LARDEAU 2	2008/feb/17	2011/jun/10	20.50	$216.87	$8.20	$90.20	$7.52	$0.25
	847329	LARDEAU 3	2010/feb/23	2012/feb/24	327.97	$131.19	$131.19	$1,443.08	$120.26	$3.95
	603313	LARDEAU 4	2009/apr/23	2011/mar/20	20.50	$86.92	$8.20	$90.19	$7.52	$0.25
	755862	LARDEAU 5	2010/apr/24	2011/apr/24	204.96	$81.98	$81.98	$901.82	$75.15	$2.47
					594.42	$712.29	$237.77	$2,615.47	$217.96	$7.17

LOUGHBOROUGH GOLD
	746522	LOUGHBOROUGH 2	2010/apr/13	2011/apr/13	267.02	$106.81	$106.81	$1,174.90	$97.91	$3.22
	575116	LOUGHBOROUGH GOLD	2008/feb/01	2011/jun/12	20.54	$221.68	$8.22	$90.39	$7.53	$0.25
					287.57	$328.49	$115.03	$1,265.29	$105.44	$3.47

LYNX GOLD
	575291	LYNX	2008/feb/04	2011/apr/08	82.89	$768.69	$33.16	$364.73	$30.39	$1.00
	575292	LYNX 2	2008/feb/04	2011/apr/08	20.72	$192.16	$8.29	$91.18	$7.60	$0.25
	595424	LYNX 3	2008/dec/03	2011/apr/08	20.73	$116.48	$8.29	$91.19	$7.60	$0.25
	846048	LYNX 4	2010/feb/09	2012/feb/10	497.28	$198.91	$198.91	$2,188.05	$182.34	$5.99
					621.63	$1,367.44	$339.85	$3,738.36	$311.53	$10.24

MONTE CRISTO
	521598	MAGDOG	2005/oct/28	2011/jun/04	124.73	$11,386.88	$4,875.00	$1,496.75	$124.73	$4.10
	524660	PLATINUM THUNDER	2006/jan/03	2011/jun/04	145.48	$12,149.80	$4,875.00	$1,745.76	$145.48	$4.78
	575230	MONTE CRISTO 2	2008/feb/03	2011/jun/04	62.38	$1,683.33	$124.75	$748.52	$62.38	$2.05
					332.59	$25,220.01	$9,874.75	$3,991.03	$332.59	$10.93

NEW ESKAY CREEK
	643163	NEW ESKAY	2009/sep/29	2012/jan/18	444.48	$772.75	$177.79	$1,955.71	$162.98	$5.36
	643223	NEW ESKAY 2	2009/sep/29	2011/jun/02	35.55	$61.95	$14.22	$156.41	$13.03	$0.43
	643225	NEW ESKAY 3	2009/sep/29	2011/jun/02	106.64	$185.85	$42.66	$469.24	$39.10	$1.29
	643244	NEW ESKAY 4	2009/sep/29	2011/jun/02	35.55	$61.95	$14.22	$156.41	$13.03	$0.43
	644083	NEW ESKAY 5	2009/sep/30	2011/oct/07	444.41	$772.72	$177.76	$1,955.40	$162.95	$5.36
	645346	NEW ESKAY 6	2009/oct/01	2012/jan/26	391.09	$679.25	$156.44	$1,720.80	$143.40	$4.71
	645764	NEW ESKAY A	2009/oct/02	2012/feb/28	53.34	$30.42	$7.11	$78.24	$6.52	$0.21
	643203		2009/sep/29	2012/feb/03	177.71	$308.63	$71.09	$781.94	$65.16	$2.14
	643224		2009/sep/29	2012/feb/03	177.75	$308.64	$71.10	$782.08	$65.17	$2.14
	643226		2009/sep/29	2011/jun/02	53.33	$92.37	$21.33	$234.66	$19.56	$0.64
	643243		2009/sep/29	2011/jun/02	142.22	$246.70	$56.89	$625.77	$52.15	$1.71
	644125		2009/sep/30	2011/jun/02	17.77	$30.42	$7.11	$78.19	$6.52	$0.21
	655943		2009/oct/20	2011/jun/02	17.78	$30.42	$7.11	$78.19	$6.52	$0.21
					2,079.84	$3,612.49	$831.93	$9,151.25	$762.60	$25.07

NORTH STAR SILVER
	574560	NORTH STAR SILVER	2008/jan/25	2011/jul/01	332.70	$3,080.24	$133.08	$1,463.89	$121.99	$4.01
					332.70	$3,080.24	$133.08	$1,463.89	$121.99	$4.01

PINE RIVER VANADIUM
	640003	PINE 2	2009/sep/24	2011/aug/23	54.94	$242.58	$21.98	$241.76	$20.15	$0.66
	836998	PINE 3	2009/oct/28	2011/oct/30	219.77	$175.82	$87.91	$967.00	$80.58	$2.65
	836927	PINE RIVER	2009/oct/28	2011/oct/29	439.75	$351.80	$175.90	$1,934.89	$161.24	$5.30
	623083	PINE VANADIUM	2009/aug/23	2011/aug/23	18.31	$87.94	$7.33	$80.58	$6.71	$0.22
					732.78	$907.06	$1,121.94	$3,224.23	$268.69	$8.83

RACHEL GOLD
	558608		2007/may/12	2011/nov/19	21.07	$319.84	$8.43	$92.71	$7.73	$0.25
	545488	RACHEL	2006/nov/19	2011/nov/19	42.14	$728.02	$16.86	$185.41	$15.45	$0.51
	575560	RACHEL 2	2008/feb/07	2011/nov/19	21.07	$250.99	$8.43	$92.71	$7.73	$0.25
	845856	RACHEL WEST	2010/feb/08	2012/feb/09	252.86	$101.14	$101.14	$1,112.58	$92.71	$3.05
					337.14	$1,399.99	$134.86	$1,483.41	$123.62	$4.06

SILVER CUP
	575118	SILVER CUP	2008/feb/01	2011/mar/29	184.72	$1,629.25	$73.89	$812.78	$67.73	$2.23
	743944	SILVER CUP 2	2010/apr/09	2011/apr/09	307.95	$123.18	$123.18	$1,354.99	$112.92	$3.71
	575354	GOLDEN CROWN	2008/feb/05	2011/mar/29	143.74	$1,260.60	$57.49	$632.44	$52.70	$1.73
	748222	SC 2FR	2010/apr/14	2011/apr/14	20.53	$8.21	$8.21	$90.33	$7.53	$0.25
	831482	SC 3	2010/aug/13	2011/aug/13	20.52	$79.71	$8.21	$90.31	$7.53	$0.25
	730802	SC 4	2010/mar/19	2011/mar/19	20.53	$8.21	$8.21	$90.32	$7.53	$0.25
	731282	SC 5	2010/mar/20	2011/mar/20	41.05	$16.42	$16.42	$180.60	$15.05	$0.49
	751862	SC 6	2010/apr/18	2011/apr/18	41.05	$16.42	$16.42	$180.60	$15.05	$0.49
	751882	SC 7	2010/apr/18	2011/apr/18	102.58	$41.03	$41.03	$451.33	$37.61	$1.24
					882.66	$3,478.59	$353.06	$3,883.70	$323.64	$10.64

SILVER LEAF
	837558	RIVERSIDE SILVER	2006/sep/20	2011/jul/01	41.71	$203.32	$16.68	$183.50	$15.29	$0.50
	574625	SILVER LEAF	2008/jan/26	2011/jul/01	291.99	$2,722.82	$116.80	$1,284.77	$107.06	$3.52
	578836	SILVER LEAF 2	2008/mar/20	2011/jul/01	125.07	$1,084.94	$50.03	$550.30	$45.86	$1.51
	616443	SILVER LEAF 3	2009/aug/09	2011/jul/01	41.71	$167.94	$16.68	$183.52	$15.29	$0.50
	602083	SILVER LEAF E	2009/apr/03	2011/jul/01	20.86	$68.90	$8.34	$91.78	$7.65	$0.25
	742123	SILVER LEAF EAST	2010/apr/07	2011/jul/01	333.71	$133.48	$133.48	$1,468.31	$122.36	$4.02
	602265	SILVER LEAF FRAC	2009/apr/07	2011/jul/01	62.59	$239.78	$25.03	$275.38	$22.95	$0.75
	603455	SILVER LEAF N2	2009/apr/27	2011/jul/01	83.41	$322.63	$33.37	$367.03	$30.59	$1.01
	673083	SILVER LEAF NE	2009/nov/23	2011/jul/01	20.84	$25.02	$8.34	$91.71	$7.64	$0.25
	672843	SILVER LEAF NE2	2009/nov/23	2011/jul/01	62.52	$75.03	$25.01	$275.10	$22.92	$0.75
	743142	SILVER LEAF NORTH	2010/apr/08	2011/jul/01	479.46	$191.78	$191.78	$2,109.61	$175.80	$5.78
	751085	SILVER LEAF NW	2010/apr/17	2011/jul/01	62.56	$25.02	$25.02	$275.26	$22.94	$0.75
	602084	SILVER LEAF S	2009/apr/03	2011/jul/01	20.86	$99.59	$8.34	$91.79	$7.65	$0.25
	742182	SILVER LEAF SOUTH	2010/apr/07	2011/jul/01	166.91	$66.76	$66.76	$734.38	$61.20	$2.01
	616423	SILVER LEAF W	2009/aug/09	2011/jul/01	62.57	$251.91	$25.03	$275.29	$22.94	$0.75
	574592	SLOCAN PRINCE	2008/jan/25	2011/jul/01	20.86	$194.77	$8.35	$91.80	$7.65	$0.25
	560552	SLOCAN PRINCE 1	2007/jun/13	2011/jul/01	20.86	$251.55	$8.34	$91.78	$7.65	$0.25
	602349	SLOCAN PRINCE N	2009/apr/09	2011/jul/01	20.86	$84.08	$8.34	$91.79	$7.65	$0.25
	744624	SLOCAN PRINCE NORTH	2010/apr/10	2011/jul/01	250.33	$100.13	$100.13	$1,101.45	$91.79	$3.02
	602613	SLOCAN PRINCE S	2009/apr/14	2011/jul/01	20.86	$70.53	$8.35	$91.80	$7.65	$0.25
	748882	SLOCAN PRINCE SOUTH	2010/apr/15	2011/jul/01	354.71	$141.88	$141.88	$1,560.72	$130.06	$4.28
					2,565.24	$6,982.07	$1,034.43	$11,378.77	$948.23	$31.17

TRUAX GOLD
	662323	TRUAX 2	2009/oct/30	2011/nov/04	510.50	$457.60	$204.20	$2,246.18	$187.18	$6.15
	662343	TRUAX 3	2009/oct/30	2011/nov/04	469.55	$420.92	$187.82	$2,066.02	$172.17	$5.66
	662363	TRUAX 4	2009/oct/30	2011/nov/04	326.51	$292.74	$130.61	$1,436.66	$119.72	$3.94
	847588	TRUAX 5	2010/feb/26	2012/feb/27	408.18	$163.27	$163.27	$1,795.99	$149.67	$4.92
	847654	TRUAX FR	2010/feb/26	2012/feb/28	20.42	$8.17	$8.17	$89.84	$7.49	$0.25
	662243	TRUAX GOLD	2009/oct/30	2011/nov/04	490.10	$439.36	$196.04	$2,156.45	$179.70	$5.91
					2225.26	$1,436.78	$890.10	$9,791.14	$815.93	$26.83

TULAMEEN PLATINUM
	575965	TULAMEEN PLATINUM	2008/feb/12	2011/may/10	125.82	$1,290.05	$50.33	$553.59	$46.13	$1.52
	592643	TP 2	2008/oct/07	2011/may/10	20.97	$154.23	$8.39	$92.25	$7.69	$0.25
	592644	TP 3	2008/oct/07	2011/may/10	20.97	$154.26	$8.39	$92.27	$7.69	$0.25
	593035	TP 4	2008/oct/17	2011/may/10	20.97	$151.74	$8.39	$92.28	$7.69	$0.25
	570526	D1	2007/nov/23	2011/may/10	20.97	$234.89	$8.39	$92.27	$7.69	$0.25
	593352	D2	2008/oct/24	2011/may/10	20.97	$149.96	$8.39	$92.27	$7.69	$0.25
					230.67	$2,135.13	$92.27	$1,014.94	$84.58	$2.78

FRASER RIVER PLATINUM
	575009	VAN WINKLE 2	2008/jan/30	2011/jun/04	41.32	$1,125.82	$82.63	$495.78	$41.32	$1.36
	545980	VAN WINKLE BAR	2006/nov/28	2011/jun/04	41.31	$1,706.88	$82.62	$495.70	$41.31	$1.36
	575011	VAN WINKLE N	2008/jan/30	2011/jun/04	144.55	$3,938.83	$289.10	$1,734.57	$144.55	$4.75
	572387	RIP 7	2007/dec/22	2011/jun/04	20.66	$589.47	$41.32	$247.92	$20.66	$0.68
					247.83	$7,361.00	$495.66	$2,973.98	$247.83	$8.15

Total Cost as of Jan 7, 2011	Total Acquisition Costs	Total Projected Expense Annualized	Projected Maint Cost Per Month	Projected Maint Cost Per Day
$75,190.36	$17,728.33	$88,083.75	$7,340.31	$241.33

Canadian Property Descriptions

The Fawn Property is situated on the Nechako Plateau of central British Columbia, approximately 120 kilometres southwest of Vanderhoof and 180 kilometres west of Quesnel.  The property covers 407 hectares (1,005 acres).  It includes the Buck claims 6 kilometres to the east, and the Malaput E-W claims 3 kilometres to the southeast.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Fawn Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Fawn claims were $163, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare. Based on this formula, the minimum annual work commitment required to maintain the Fawn property in good standing is currently $1,791.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”). As of August 19, 2010, work expenditures by our JV partner, Silver Quest Resources Ltd., have been applied to the Fawn tenure 606724 to extend its good standing date through June 27, 2013, and work expenditures have been applied to the Buck tenures 598000 and 617183 to extend their good standing dates through December 10, 2011

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
598000	Mineral	BUCK	20111210	38.74
606724	Mineral	FAWN	20130627	174.2886
606728	Mineral	MALAPUT E-W	20110627	96.8958
617183	Mineral	BUCK 2	20111210	96.8601
				Total Area: 406.7845 ha

FAWN-BUCK CLAIMS

FAWN
606724
BUCK
617183
606728
501527
625623
642565
642583
643109
643108
643107
643106
625583
643103
625603
644323
644285
644283
644244
643104
607195
644303
645064
645065
645066
694293
646483
646484
705132
705131
705129
694295
93F.025
93F.015
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:48,291
0
850
1700 m.
Map center: 53° 11' 17" N, 125° 6' 12" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: THE AREA IN YELLOW SHOWS THE CLAIMS THAT COMPRISE THE SILVER QUEST JOINT-VENTURE ARE SHOWN IN YELLOW. MAP IS CURRENT AS OF MAY 28, 2010.

As documented in British Columbia government records (MINFILE), previous exploration by prior claim holders on the Fawn Property has consisted of soil geochemistry, magnetometric surveys, trenching and limited drilling. A total of 2,469 metres of drilling in 13 holes has been completed on the property with the best assays reported of 1.08 grams per tonne gold and 23.3 grams per tonne silver over 10.2 metres (Source: MINFILE 093F 043).

On the Buck claims, previous exploration consisting primarily of soil geochem and geophysics has outlined a 3,500 metre long silver-lead-zinc anomaly.  A primary area of interest is known as the Christmas Cake showing, where a 45 centimetre chip sample has assayed 542 grams per tonne silver, 7.38% zinc, and 2.25% lead  (Source: MINFILE 093F 050).

The Fawn Property is currently under a joint-venture agreement with Silver Quest Resources Ltd (TSX-V: SQI) (“Silver Quest”).  Silver Quest may acquire a 75% interest in the Fawn property by making aggregate cash payments of $100,000, issuing 150,000 shares, and incurring $1,500,000 in exploration expenditures over four years. Of the aggregate payments and commitments due, $25,000 in cash and 50,000 shares are due upon receipt of regulatory acceptance by the TSX Venture Exchange (now effective), and $250,000 in exploration expenditures must be expended in the first 12 months.  Upon completion of all of the terms of the agreement whereby Silver Quest acquires a 75% interest, a 75/25 joint-venture will be formed.  If subsequent to the formation of the joint-venture the interest of either party is reduced by dilution to less than 10%, such party's interest will automatically be converted to a 2% net smelter return royalty (NSR). The other party may then purchase one half of the NSR at any time up to 90 days following the commencement of commercial production for $1,500,000.   Prior to the signing of the Silver Quest JV agreement, the Fawn Property was unencumbered by any underlying agreements or royalties.  Subsequent to the signing of the contract, the Company elected to receive the stock component of the consideration paid in cash instead of shares of Silver Quest.  The net cash received from Silver Quest in 2009 was $35,780 USD. As of July 20, 2010, the Company has been advised that Silver Quest has begun a $2.2M work program on their Capoose Project, of which the Fawn property is adjacent to and considered within the overall scope of the 2010 Capoose work program.  During August, 2010, work was been suspended due to extensive forest fires in central British Columbia, and work crews have been evacuated. Subsequently, on September 13, 2010 the Company agreed to an amendment to the October 15, 2009 agreement that extends the terms of the work commitment by one year, such that expenditures required in the first year of the agreement are extended until October 15, 2011, and further expenditures extended similarly by one year. In consideration of the amended agreement, North Bay is to receive an additional cash payment of $25,000 USD. A payment of $25,000 CDN was received on September 14, 2010.  The difference in the currency conversion of $694 USD will be added on to the first anniversary payment of $25,000 CDN and the cash equivalent of 50,000 shares of Silver Quest stock due on October 15, 2010. The first anniversary payment was received on October 18, 2010, consisting of $65,000 CDN and $694 USD.  After the effect of currency conversions and bank service charges, the Company received net proceeds of $63,400 USD.  As of September 14, 2010, the total aggregate expenditures for the 2010 season prior to the suspension of work was not considered significant, resulting in the agreement to extend the work program another year.  On June 25, 2010, Silver Quest applied enough work expenditures to the Fawn claim, tenure number 606724, that extends its “good standing” date through June 27, 2013.  Work expenditures have also been applied to the Buck tenures 598000 and 617183 to extend their good standing dates through December 10, 2011. All dollar amounts unless otherwise noted are in Canadian dollars.  The Company has not issued nor will it issue any of its own stock in connection with this joint-venture agreement, and to the best of our knowledge Silver Quest does not own any shares of the Company.

As per the joint-venture agreement currently in effect, Silver Quest has been designated as the property operator, and is solely responsible for all planning, budgeting, and expenditures related to ongoing exploration of the Fawn Property.  The Company does not receive any funds directly with regard to contractual work commitments, and relies on Silver Quest to make the agreed expenditures independently.

Coronation Gold is located near Memphis Creek, 6 kilometres northeast of Slocan in southeastern British Columbia.  The property covers 125 hectares (309 acres) and includes four past-producing mines; the Colorado, the Homestake, the V&M, and the Senator mines.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Coronation Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Coronation claims were $50, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Coronation property in good standing is currently $550.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
544562	Mineral	COLORADO	20110728	20.8462
564792	Mineral		20110728	20.8463
603844	Mineral	CORONATION 2	20110728	20.8444
603845	Mineral	CORONATION 3	20110728	41.6959
605428	Mineral	CORONATION 4	20110728	20.8463
				Total Area: 125.0791 ha

CORONATION GOLD

DL 5558, HAPPY MEDIUM MC
DL 5559, INTERNATIONAL MC
766983
DL 11722
DL 14974
DL 6586, ECLIPSE NO. 2 MC
735502
648243
603844
678530
585647
DL 4261, GET THERE ELI MC
DL 4260, V & M MC
DL 15283, HOMESTAKE MC
771842
769943
185
82F 083
544562
564792
605428
186
DL 15282, SENATOR MC
CORONATION GOLD
RIDGE
525833
603845
773182
607060
1700
0
225
450 m.
Map center: 49° 45' 8" N, 117° 25' 26" W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (TRIM)
Contour - Index
Contour - Index.Indefinite
Contour - Index.Depression
Contour - Index.Depression Indefinite
Scale: 1:12,926

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: CORONATION GOLD PROPERTY AS OF MAY 24, 2010. CLAIMS ARE HILIGHTED IN YELLOW.

British Columbia government records show that the primary mineralization on the Coronation claims consists of gold, silver, zinc, and lead.  Past-production records on file in British Columbia for the Colorado, Homestake, V&M, and Senator mines are as follows:

Colorado:  Intermittent mining for the periods 1904 to 1915 and 1967 to 1969 produced a total of 67 tonnes, yielding 2188 grams per tonne silver, 2.5 per cent lead, and 5.6 per cent zinc (Source: BC MINFILE 082FNW161).

Homestake: At the Homestake (formerly known as the Hamilton), intermittent production from 1903 to 1915 totaled 33 tonnes of ore, yielding 115,299 grams of silver, 93 grams of gold and 1921 kilograms of lead. Production as the Homestake from 1968 to 1971 totaled 330 tonnes, yielding 861,491 grams of silver, 7370 grams of gold, 440 kilograms of lead and 503 kilograms of zinc (Source: BC MINFILE 082FNW213).

V&M: At the V&M mine, which includes the Get There Eli vein, 11 tonnes ore shipped in 1901 is documented as yielding 124 grams of gold and 21,554 grams of silver.  Production of about 9 tonnes of ore in 1938 from the Get There Eli yielded 124 grams of gold and 15,925 grams of silver. 3 tonnes of ore mined in 1955 from the V&M yielded 93 grams of gold, 12,338 grams of silver, 23 kilograms of lead and 8 kilograms of zinc.  In 1988, Yukon Minerals Corporation conducted soil and rock sampling, and geological mapping in the area. A sample from the Get-There-Eli adit assayed 16.8 grams per tonne gold and 549 grams per tonne silver over 0.5 metre on a quartz-pyrite vein (Source: BC MINFILE 082FNW191)

Senator:  The Senator mine, which includes the Midnight vein, produced 20 tonnes of ore in 1906 and 1907, yielding 43,420 grams of silver and 436 grams of gold. In 1939 and 1940, production totaled 13 tonnes of ore, yielding 187 grams of gold and 17,947 grams of silver.  In 1988, Yukon Minerals Corporation conducted soil and rock sampling, and geological mapping in the area. A sample from the Senator adit assayed 6.1 grams per tonne gold and 1080 grams per tonne silver over 0.3 metre on a quartz-pyrite vein (Source: BC MINFILE 082FNW164).

The Coronation is currently under a joint-venture agreement with Lincoln Resources Inc. (“Lincoln”), a private Nevada corporation.  The agreement calls for Lincoln to commit up to $1.5 million over three years for exploration expenses, developmental drilling, and surface ore recovery, with a minimum expenditure of $250,000 during the first year.  Upon completion of the work program and fulfillment of all the terms of the agreement, North Bay and Lincoln will each own 50% of the Coronation Gold Property, and will equally share any and all net revenue, including any near-term profits generated from surface ore recovery operations.  It is expected that a portion of any profits will be re-invested in ongoing development work on the Coronation’s underground resources.  In addition, North Bay has received an initial cash payment of $12,500 from Lincoln, less a $2,500 finder’s fee paid to an independent third party.  On June 25, 2010, an amendment to the August 6, 2009 Coronation Gold JV agreement was agreed to.  The amendment extends the terms of the work commitment by one year, such that expenditures required in the first year of the agreement are extended until August 6, 2011, and further expenditures extended similarly by one year. In consideration of the amended agreement, North Bay will receive an additional cash payment of $10,000 USD, with $5,000 due on or before August 6, 2010 and the balance due within 30 days thereafter.  As of September 8, 2010, this $10,000 consideration has been paid in full, and in cash. No stock was issued by either party in connection with this agreement. In addition, the Company received $550 USD on June 23, 2010 from Lincoln to cover the annual claim maintenance fees on the property, as per the August 6, 2009 agreement. All dollar amounts unless otherwise noted are in Canadian dollars.  Prior to the signing of the agreement, the Coronation Property was unencumbered by any underlying agreements or royalties.  The Company has not issued nor will it issue any of its own stock in connection with this joint-venture agreement, and to the best of our knowledge Lincoln does not own any shares of the Company.

As per the joint-venture agreement currently in effect, Lincoln has been designated as the property operator, and is solely responsible for all planning, budgeting, and expenditures related to ongoing exploration of the Coronation Property.  Other than re-imbursement of any outlays for claim maintenance fees to British Columbia, the Company does not receive any funds directly with regard to contractual work commitments, and relies on Lincoln to make the agreed expenditures independently.  Lincoln has not yet announced their plans for the 2010-2011 field season.

Fraser River Platinum Property is located along the Fraser River, 3 kilometres northwest of the village of Lytton in south-central British Columbia. The property covers 248 hectares (610 acres) on both sides of an area known as the Van Winkle Bar.  As documented in British Columbia Open File 1986-7 and BC MINFILE 092ISW078, platinum and iridium are known to occur in the black sands of Van Winkle Bar.

The Company owns a 100% undivided interest in the placer rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the placer rights for mining-related purposes only, and while our rights allow us to use the surface of a placer claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Fraser River Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Fraser River placer claims were $496, determined by the statutory fee of $2.00 per hectare for a placer claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a placer claim of $10 per hectare per year, plus a registration fee of $2.00 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Fraser River property in good standing is currently $2,976.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, as shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
545980	Placer	VAN WINKLE BAR	20110604	41.3083
572387	Placer	RIP 7	20110604	20.6604
575009	Placer	VAN WINKLE 2	20110604	41.3154
575011	Placer	VAN WINKLE N	20110604	144.5478
				Total Area: 247.8319 ha

FRASER RIVER PLATINUM

HALHALAEDEN 14
HALHALAEDEN 14A
INKLUCKCHEEN 21B
STRYEN 9
LYTTON 21A
BCS 97027
LYTTON 9B
2009 Work Program
INKLUCKCHEEN 21
Van Winkle Bar
NUUAUTIN 2B
KLEETLEKUT 22
TANK
NUUAUTIN 2
KLEETLEKUT 22A
NUUAUTIN 2A
NOHOMEEN 23
TUCKOZAP 24
LYTTON 27B
PAPYUM GRAVEYARD 27C
BCC 05039
349115
575011
575009
572387
572354
520750
PIT
0
650
1300 m.
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
Placer Tenure (current)
Placer Claim
Placer Lease
Placer Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
MTO Grid (MTO)
Blocked by MEM
Other
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areas of Exclusion
Areas of Indefinite Contours
Annotation (1:20K)
Scale: 1:36,955

This map is a user generated static output from an internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: FRASER RIVER PLATINUM AS OF MAY 27, 2010. CLAIMS ARE HILIGHTED IN YELLOW.

In February 2009, the Company through our prospective JV partner, Mr. Bill Morgan, discovered visible gold during the first phase of test excavations 400 metres northwest of the Van Winkle Bar along an old river channel. Prior to this there were no substantive indications of gold mineralization in the Fraser River deposit.

One cubic yard of material (the approximate equivalent of 2 metric tons) was excavated, processed, reduced to 750 grams of concentrate, and divided into three 250 gram (0.25 kg) samples, These samples were sent to Acme Analytical Laboratories Ltd. in Vancouver, BC for analysis.  Acme Analytical Laboratories Ltd., an ISO 9001:2000 company, follows a strict regime of internal Quality Assurance/Quality Control (QA/QC) protocols, including blanks, duplicates, and standard reference materials inserted in the sequences of client samples to provide a measure of background noise, accuracy and precision.  The assay results showed the concentrate samples averaged 564 grams per tonne gold and 4.45 grams per tonne platinum, as per the following table:

ACME ANALYTICAL LABORATORIES LTD.
Date	8-April-09
Job Number:	VAN09000829
Number of Samples:	3
Project:	Van Winkle
Received:	16-Mar-09

	Method	G6	G6	G6
	Analyte	Au	Pt	Pd
	Unit	GM/T	GM/T	GM/T
	MDL	0.17	0.01	0.01
Sample	Type
VW-1	Sand	620.21	3.59	0.03
VW-2	Sand	541.74	4.37	0.04
VW-3	Sand	530.42	5.38	0.03
Average		564.12	4.45	0.03

Subsequent to the completion of the initial test phase, an outreach to the local Lytton First Nations council was rebuffed. Mr. Morgan subsequently withdrew from the project, and further work was suspended.  Any further work is contingent on the approval of the Lytton First Nations by way of treaty agreements with the Province of British Columbia.  The Company has no plans at the present time to continue exploring the property independently, and intends to engage a joint-venture partner with local ties to the Lytton First Nations to fund and operate the project.  There is no guarantee the Company will be successful in this effort.

The Silver Leaf Property is located near Speculator Creek, 8 kilometres east-northeast of Slocan in southeastern British Columbia, and covers 2,586 hectares (6,387 acres).

With the exception of patented claims known as Crown Grants shown on the map below, the Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia.  Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Silver Leaf Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Silver Leaf claims were $1,034, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Silver Leaf property in good standing is currently $11,378.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.  Note that the green areas on the claims map are patented claims (Crown Grants) that are owned by other parties and not part of the property.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
541746	Mineral	RIVERSIDE SILVER	20110701	41.7056
560552	Mineral	SLOCAN PRINCE 1	20110701	20.8601
574592	Mineral	SLOCAN PRINCE	20110701	20.8635
574625	Mineral	SILVER LEAF	20110701	291.9929
578836	Mineral	SILVER LEAF 2	20110701	125.0693
602083	Mineral	SILVER LEAF E	20110701	20.8582
602084	Mineral	SILVER LEAF S	20110701	20.8619
602265	Mineral	SILVER LEAF FRAC	20110701	62.5854
602349	Mineral	SLOCAN PRINCE N	20110701	20.8618
602613	Mineral	SLOCAN PRINCE S	20110701	20.8635
603455	Mineral	SILVER LEAF N2	20110701	83.4148
616423	Mineral	SILVER LEAF W	20110701	62.566
616443	Mineral	SILVER LEAF 3	20110701	41.7095
672843	Mineral	SILVER LEAF NE2	20110701	62.5227
673083	Mineral	SILVER LEAF NE	20110701	20.8421
742123	Mineral	SILVER LEAF EAST	20110701	333.7059
742182	Mineral	SILVER LEAF SOUTH	20110701	166.9052
743142	Mineral	SILVER LEAF NORTH	20110701	479.4561
744624	Mineral	SLOCAN PRINCE NORTH	20110701	250.3299
748882	Mineral	SLOCAN PRINCE SOUTH	20110701	354.7098
751085	Mineral	SILVER LEAF NW	20110701	62.559
				Total Area: 2565.2436 ha

SILVER LEAF

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

WESTMONT
DUMAC
RIVERSIDE
HAMPTON
SILVER LEAF
SLOCAN PRINCE
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:56,618
0
1000
2000 m.
Map center: 49° 47' 56" N, 117° 19' 56" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: SILVER LEAF CLAIMS ARE HILIGHTED IN YELLOW. AREAS IN GREEN ARE PATENTED CLAIMS THAT ARE NOT PART OF THE PROPERTY. MAP IS CURRENT AS OF MAY 27, 2010.

The property is known to contain silver, lead, and zinc mineralization as evidenced from the production records from several past-producing mines on the property, notably the Hampton, Riverside, and Slocan Prince mines.

Production records at the Hampton mine show that intermittent production from 1900 to 1940 amounted to a total of 90 tonnes of ore grading 16,817 grams per tonne silver, 2 per cent lead and ancillary zinc (Source: MINFILE 082FNW143).

Production records at the Riverside mine show that in the period 1935 to 1937, production totaled 18 tonnes, yielding 27,619 grams of silver, 453 kilograms of lead and 419 kilograms of zinc (Source: MINFILE 082FNW144).

Production records at the Slocan Prince mine show total ore production up to 1970 amounted to 1,906 tonnes containing 7,045,304 grams of silver, 128,781 kilograms of lead and 11,852 kilograms of zinc (Source: MINFILE 082FNW140).

In 2008, the Company entered into a joint-venture agreement with Hidalgo Mining International Inc. ("Hidalgo") to explore and develop the Silver Leaf Property.  Terms of the agreement called for Hidalgo to commit up to $1.25 million USD over three years for developmental drilling and surface ore recovery, and to make an initial payment to North Bay of $50,000 USD.  In lieu of cash, the Company agreed to accept payment as 6,329,114 shares of HMIT stock.  Hidalgo was also committed to maintain the claims in good standing by applying any work expenditures towards the claims, or else pay the required British Columbia Cash-in-Lieu fees.  In October 2009, Hidalgo informed the Company that it could not meet its commitments, and the joint-venture was terminated.  The Company has not issued any of its own stock in connection with this joint-venture, and to the best of our knowledge Hidalgo does not own any shares of the Company.

The Company has no plans at the present time to explore the property independently, and intends to engage a new joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.   Subsequent to December 31, 2010, the Company signed an agreement to sell the Silver Leaf, along with several other mineral claims in the Slocan district, to Yardley Mountain Gold Corp.  This transaction is still pending, and an initial $10,000 deposit has been received.

The Gold Hill Project is located due west of the village of Salmo in southeastern British Columbia, and covers 2,932 hectares (7,242 acres).

With the exception of patented claims known as Crown Grants shown on the map below, the Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Gold Hill Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Gold Hill claims were $1,173, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Gold Hill property in good standing is currently $12,903.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.  Note that the green areas on the claims map are patented claims (Crown Grants) that are owned by other parties and not part of the property.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
574370	Mineral	GOLD HILL	20110528	337.4812
574627	Mineral	GOLD HILL 2	20110528	63.2959
597602	Mineral	GH 3	20110528	21.0967
600780	Mineral	GOLD HILL 3	20110528	168.6945
602044	Mineral	GOLD HILL NE	20110405	42.1859
602125	Mineral	GOLD HILL SE	20110528	42.2185
604443	Mineral	GOLD HILL 4	20110528	42.1911
820324	Mineral	GOLD HILL 5	20110717	527.6841
740702	Mineral	GOLD HILL SE	20110405	464.2591
741302	Mineral	GOLD HILL NE	20110406	485.049
745582	Mineral	GOLD HILL N	20110412	189.7287
753182	Mineral	GOLD HILL S	20110420	126.6075
773282	Mineral	GOLD HILL CGS	20110514	105.4859
777482	Mineral	GOLD HILL CGS 2	20110521	42.1909
				Total Area: 2932.4289 ha

GOLD HILL PROJECT

GOLD HILL MINE
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areas of Exclusion
Areas of Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:71,507
0
1250
2500 m.
Map center: 49° 13' 22" N, 117° 16'

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: GOLD HILL CLAIMS ARE HILIGHTED IN YELLOW. AREAS IN GREEN ARE PATENTED CLAIMS THAT ARE NOT PART OF THE PROPERTY. MAP IS CURRENT AS OF MAY 27, 2010.

The property is known to contain gold and silver mineralization as evidenced from the production records from the past-producing Gold Hill mine.  Production records at the Gold Hill mine show a total of 19 tonnes of ore were mined in 1932, 1934, and 1942 from which 560 grams of gold and 1,027 grams of silver were recovered (Source: MINFILE 082FSW204).

In 2008, the Company entered into a joint-venture agreement with Hidalgo Mining International Inc. ("Hidalgo") to explore and develop the Gold Hill Project.  Terms of the agreement called for Hidalgo to commit up to $1.25 million USD over three years for developmental drilling and surface ore recovery. and to make an initial payment to North Bay of $50,000 USD.  In lieu of cash, the Company agreed to accept payment as 3,546,100 shares of HMIT stock.  Hidalgo was also committed to maintain the claims in good standing by applying any work expenditures towards the claims, or else pay the required British Columbia Cash-in-Lieu fees.  In October 2009, Hidalgo informed the Company that it could not meet its commitments, and the joint-venture was terminated.  The Company has not issued any of its own stock in connection with this joint-venture, and to the best of our knowledge Hidalgo does not own any shares of the Company.

The Company has no plans at the present time to explore the property independently, and intends to engage a new joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

Bouleau Creek Gold is a road-accessible property covering 950 hectares (2,347 acres) and is located 26 kilometres west of Vernon in southeastern British Columbia.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

With the exception of tenures 578838 and 579151, the Bouleau Creek Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia. Tenures 578838 and 579151 were gifted to the Company by Speebo, Inc., a private company controlled by our Chief Executive Officer, Perry Leopold. The registration fees for the Bouleau Creek claims were $364, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Bouleau Creek property in good standing is currently $4,180.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, as shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
578838	Mineral	BOULEAU	20110320	20.6586
579151	Mineral	SIWASH	20110327	20.6461
601505	Mineral	BOULEAU 2	20110320	41.3046
733522	Mineral	BOULEAU CK	20110324	433.7778
737043	Mineral	BOULEAU N	20110330	371.657
739282	Mineral	SIWASH 2	20110402	61.9346
				Total Area: 949.9787 ha

BOULEAU CREEK GOLD

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:44,237
SIWASH
BOULEAU
579151
737043
739282
733622
82L.032
82L.033
82L.022
82L.023
601083
601085
601086
606360
651563
779563
779584
779602
510487
509051
514526
514485
561342
517011
515322
562987
517050
508914
259182
BCB 97068
BCB 97025
PIT
Abend PIT
0
750
1500 m.
Map center: 50° 16' 14" N, 119° 37' 2" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: BOULEAU CREEK GOLD CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in British Columbia MINFILE 082LSW069, Bouleau Creek features gold and silver mineralization over an area of approximately 1,000 by 600 metres. The northern portion of the property above Bouleau Creek includes the Siwash prospect, which is documented in BC MINFILE 082LSW046 as an area of gold and silver mineralization that extends over an area measuring 3,000 by 750 metres.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Tulameen Platinum Project covers 231 hectares (571 acres) and is located along the Tulameen River in the Cascade Mountains of southwestern British Columbia, approximately 150 kilometres northeast of Vancouver.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Tulameen Platinum Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Tulameen Platinum claims were $92, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Tulameen Platinum property in good standing is currently $1,016.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
570526	Mineral	D1	20110510	20.9696
575965	Mineral	TULAMEEN PLATINUM	20110510	125.8157
592643	Mineral	TP 2	20110510	20.966
592644	Mineral	TP 3	20110510	20.9715
593035	Mineral	TP 4	20110510	20.9732
593352	Mineral	D2	20110510	20.9713
				Total Area: 230.6673 ha

TULAMEEN PLATINUM PROJECT

Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
Scale: 1:31,628
Map Center: 49° 31' 44" N, 120° 53' 59" W
0 550 1100 m
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: TULAMEEN PLATINUM PROJECT CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in BC MINFILE 092HNE128, this occurrence is hosted in the dunite-rich core of the Early Jurassic Tulameen Ultramafic Complex, a zoned Alaskan-type intrusive complex. Mineralization occurs in a serpentine breccia zone containing fragments of dunite/peridotite cemented by a matrix of serpentine. The zone is 180 metres long, up to 155 metres wide and lies mostly north of the river, on either side of the creek. Platinum occurs in elevated values in the breccia and in the surrounding dunite/peridotite.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Silver Cup Ridge Property is located approximately 70 kilometres southeast of Revelstoke in southeastern British Columbia. The property covers 883 hectares (2,181 acres).

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Silver Cup Ridge Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Silver Cup Ridge claims were $353, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Silver Cup Ridge property in good standing is currently $3,885.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
575118	Mineral	SILVER CUP	20110329	184.7238
575354	Mineral	GOLDEN CROWN	20110329	143.7353
831482	Mineral	SC 3	20110813	20.5242
730802	Mineral	SC 4	20110319	20.5277
731282	Mineral	SC 5	20110320	41.0465
743944	Mineral	SILVER CUP 2	20110409	307.952
748222	Mineral	SC 2FR	20110414	20.5306
751862	Mineral	SC 6	20110418	41.0451
751882	Mineral	SC 7	20110418	102.575
				Total Area: 882.6602 ha

SILVER CUP RIDGE

FAYS PEAK
SKYLINE
GOLDEN CROWN
751882
751862
731282
593477
575118
730802
748944
748222
575354
82K.054
Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Annotation (1:20K)
Scale: 1:39,800
1400 m
Map center: 50° 34' 5" N, 117° 18' 55" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: SILVER CUP RIDGE CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in BC MINFILEs 082KNW116, 082KNW113, and 082KNW220, the Silver Cup Ridge property features gold, silver, copper, and lead mineralization over five separate prospects, the most notable being the Fays Peak Copper, Skyline, and Golden Crown occurrences.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Lardeau Creek Property covers 594 hectares (1,467 acres) and is located near the head of Lardeau Creek approximately 10 kilometres east of Trout Lake in southeastern British Columbia. The property is situated within the former Trout Lake Mining Division, a well known Kootenay Silver Camp, and is approximately 4 kilometres north of the Company's Silver Cup Ridge property.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Lardeau Creek Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Lardeau Creek claims were $238, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Lardeau Creek property in good standing is currently $2,614.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
575561	Mineral	LARDEAU	20110610	20.4971
576424	Mineral	LARDEAU 2	20110610	20.499
603313	Mineral	LARDEAU 4	20110320	20.4972
847329	Mineral	LARDEAU 3	20120224	327.9729
755862	Mineral	LARDEAU 5	20110424	204.9587
				Total Area: 594.4249 ha

LARDEAU CREEK

679044
679043
545539
755862
603315
575561
706945
LARDEAU CREEK
82K 064
577243
576424
679945
679946
564044
539464
RIDGE
2350
2519
0
450
900 m.
Map center: 50° 37' 20" N, 117° 17' 48" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Victoria
Trail

Legend

MINFILE Status
- Producer
- Past Producer
- Developed Prospect
- All others

Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours

Scale: 1:24,855

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: LARDEAU CREEK CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in BC MINFILE 082KNW178 and related assessment reports, the Lardeau Creek Property features an ultramafic unit which in places hosts platinum mineralization, and a NW striking shear zone which hosts galena, sphalerite and pyrite as well as tetrahedrite.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Rachel Property is located approximately 17 kilometres northwest of the village Salmo in southeastern British Columbia, and covers 337 hectares (832 acres).

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Rachel Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Rachel claims were $135, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Rachel property in good standing is currently $1,483.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
545488	Mineral	RACHEL	20111119	42.1387
558608	Mineral		20111119	21.0712
575560	Mineral	RACHEL 2	20111119	21.0694
845856	Mineral	RACHEL WEST	20120209	252.8589
				Total Area: 337.1382 ha

RACHEL

1900
82F.033
RIDGE
C
C
548937
548936
1800
553134
548370
RIDGE
548938
500465
2113
2000
SUB L 25, PI X55
1900
1960
2067
RIDGE
1900
575560
RACHEL
545488
RIDGE
DL 1238
558608
RIDGE
528697
765745
40
82F.023
1700
529409
545524
1695
1700
1800
1900
1600
1600
1999
1500
RIDGE
505016
510753
1800
1861
0
300
600 m.
Map center: 49° 17' 24" N, 117° 28' 30" W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (TRIM)
Contour - Index
Contour - Index Indefinite
Contour - Index Depression
Contour - Index Depression Indefinite
Scale: 1:17,497

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: RACHEL CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in British Columbia government records, the Rachel is known to contain gold, silver and lead mineralization.  In 1980, Kimberley Gold Mines removed 14 tonnes of ore from the adit, yielding an average assay of 66.64 grams per tonne gold, 271.5 grams per tonne silver, and 9.42 per cent lead (Source: MINFILE 082FSW299).

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Monte Cristo Property is located in a wide section of the Lillooet River Valley, approximately 31 kilometers northwest of the north end of Harrison Lake in south-central British Columbia.  It covers 332 hectares (820 acres).

The Company owns a 100% undivided interest in the placer rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the placer rights for mining-related purposes only, and while our rights allow us to use the surface of a placer claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.  Subsequent to the acquisition, British Columbia created a reserve that does not allow any further staking of placer claims.  However, as our claims were pre-existing, our placer rights have been grandfathered and remain valid for as long as we continue to maintain the property in good standing.  The property is also adjacent to an Indian reservation, and any exploration or development work will require the approval of the local First Nations council.

The Monte Cristo Property was acquired in August 2006 by way of purchase from a private individual.  Consideration paid was $9,750 USD cash and 130,000 shares of common stock, plus a 2% NSR.  The claims may be maintained in good standing for up to 10 years at a time by filing a statement of work with the Province of British Columbia showing minimum expenditures on each placer claim of $10 per hectare per year, plus a registration fee of $2.00 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Monte Cristo property in good standing is currently $3,984.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
521598	Placer	MAGDOG	20110604	124.729
524660	Placer	PLATINUM THUNDER	20110604	145.48
575230	Placer	MONTE CRISTO 2	20110604	62.3769
				Total Area: 332.5859 ha

MONTE CRISTO

SWEETEEN 3
524660
1000697
MONTE CRISTO
329581
521598
92G.098
SKOOKUMCHUCK 4
575230
600596
1003583
291
SKOOKUMCHUCK 4A
381387
MORTEEN 9
BCB 95086
811
Legend
MINFILE Status
Indian Reserves
National Parks
Conservancy Areas
Parks
Mining Lease
Placer Tenure (current)
Placer Reserves (current)
MTO Grid (MTO)
Survey Parcels
BCGS Grid
Contours (1:250K)
Scale: 1:37,756
0 650 1300 m.
Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: MONTE CRISTO CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in BC MINFILEs 092GNE019 and 092GNE013, the mineralization of the property consists of precious metal bearing sands that cover a 400 to 800 meter wide section of the Lillooet River valley. These post-Pleistocene sands contain gold and platinum in submicron sized particles. In 1970, a 1.4 kilogram sample of sand, taken at least a meter below surface, assayed 2.47 grams per tonne gold, 4.80 grams per tonne silver, 2.77 grams per tonne platinum, and 2.71 grams per tonne palladium.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Connie Hill Property is located on Vancouver Island, approximately 15 kilometres northwest of Courtenay in southwestern British Columbia, and covers 1,627 hectares (4,019 acres).

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Connie Hill Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Connie Hill claims were $651, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Connie Hill property in good standing is currently $7,161.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
570232	Mineral	DOVE 4	20110401	20.8632
570304	Mineral	DOVE 4A	20110401	20.865
570305	Mineral	DOVE 4B	20110401	20.8667
575353	Mineral	CONNIE HILL	20110624	208.6182
576680	Mineral	MUREX	20110624	208.6977
577200	Mineral	MT WASHINGTON	20110624	83.4895
577201	Mineral	MW 2	20110624	83.4789
577202	Mineral	MUREX 2	20110624	125.2398
579239	Mineral	DOVE	20110401	41.7143
832146	Mineral	MUREX EXT	20110826	20.8596
672024	Mineral	MUREX 3	20111121	438.0998
677103	Mineral	MW	20111202	125.1864
705942	Mineral	CONNIE 2	20120212	125.1535
706952	Mineral	MUREX FRAC	20120124	20.8651
752243	Mineral	OYSTER	20110419	83.4505
				Total Area: 1627.4482 ha

CONNIE HILL

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

CONNIE HILL
OYSTER
MUREX
677083
677104
512485
752243
677103
537145
537144
537029
577163
672024
579239
706190
594812
705942
575353
570232
570304
570305
596757
596754
706952
690044
689803
577200
507878
577202
671343
706192
778182
SKI LIFT
PIT
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areas of Exclusion
Areas of Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:52,716
0
900
1800 m.
Map center: 49° 46' 16" N, 125° 15' 1" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: CONNIE HILL CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in British Columbia government records, the property is known to contain gold, silver zinc, copper, and lead mineralization.  A sample of the zone material taken from the Lupus showing (aka Connie Hill) across 0.90 metres assayed 4.42 grams per tonne gold, 20.57 grams per tonne silver, 0.60% zinc, 0.15% copper, 1.59% lead and 0.01% arsenic (Source: MINFILE 092F 308).

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Argo Gold Property is located 10 kilometres west of the south end of Tatlayako Lake, approximately 168 miles northwest of Vancouver, British Columbia.  It covers 463 hectares (1,144 acres) and includes ten reverted crown grants.

The mineralized area of economic interest covers several square kilometres immediately south of Ottarasko Creek. The strike length is estimated as being at least 3 kilometres long, and is up to 300 metres in width. The target prospects are known as the Langara, the Standard, and the Argo.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Argo Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Argo claims were $185, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Argo property in good standing is currently $2,037.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
695204	Mineral	ARGO	20120217	221.3601
847246	Mineral	ARGO 2	20120223	120.759
847253	Mineral	ARGO 4	20120223	20.1255
847255	Mineral	ARGO 3	20120223	100.6096
				Total Area: 462.8542 ha

ARGO GOLD

DL 1678
1400
1500
1600
1700
1800
706862
DL 1174, LANGARA NO. 6 MC
DL 1172, LANGARA NO. 4 MC
DL 1178, MARY MC
DL 1170, LANGARA NO. 2 MC
ARGO
DL 1177, ARGO MC
DL 1173, LANGARA NO. 5 MC
DL 1175, LANGARA NO. 7 MC
LANGARA
1905
DL 1171, LANGARA NO. 3 MC
92N.037
095294
DL 1169, LANGARA NO. 1 MC
92N.048
DL 1179, FEDERAL MC
706001
DL 1176, STANDARD MC
DL 1180, BRAEMAR MC
STANDARD
706854
2000
2100
2200
2379
0
290
580 m.
Map center: 51° 29' 14" N, 124° 35' 53" W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vancouver
Trail
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (TRIM)
Contour - Index
Contour - Index Indefinite
Contour - Index Depression
Contour - Index Depression Indefinite
Scale: 1:16,287

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: ARGO CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

As documented in British Columbia government records, the Argo property is known to contain gold and silver mineralization.  On the Standard occurrence, mineralization is traceable for 75 metres over a width of 1 to 2 metres, with assays at 15 grams per tonne gold and 20.6 grams per tonne silver over 2 metres  (Source: BC MINFILE 092N 037).

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The North Star Silver Property is situated in the historic Slocan Silver mining camp, and is located 1.5 kilometres east of Slocan Lake and approximately 4 kilomtres south of the village of Silverton in southeastern British Columbia. It covers 333 hectares (823 acres), and encompasses 3 past-producing mines; the Freddy, Noonday, and Buster.

The Company owns a 100% undivided interest in the mineral rights underlying the property as shown on the map below.  With the exception of any patented claims (known in British Columbia as Crown Grants), the surface of the tenure is owned by the Province of British Columbia. The active Crown Grants within our tenure have been excluded from the map below, so that the map only shows the area to which our mineral rights extend.  Our registered claims convey to us these mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The North Star Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the North Star claims were $133, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the North Star property in good standing is currently $1,465.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  Additional claims have been subsequently staked adjacent to the property, but tenure 574560 is considered the core holding that contains the property’s known mineralization.  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number 574560 registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
574560	Mineral	NORTH STAR SILVER	20110701	332.7012
				Total Area: 332.7012 ha

NORTH STAR SILVER

BUSTER
FREDDY
NOONDAY
574560
82F.094
RIDGE
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Nelson
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Scale: 1:25,852
0
450
900 m.
Map center: 49° 56' 21" N, 117° 21' 6" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: NORTH STAR SILVER CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

Production records for the Freddy indicate 228 tonnes of ore mined between 1962 and 1973. This ore yielded 396,345 grams silver, 715 grams gold, 1,245 kilograms lead, and 1,023 kilograms zinc. (Source: MINFILE 082FNW209).

Production records indicate 2 tonnes of ore were mined from the Buster in 1935. This ore yielded 2,364 grams silver, 31 grams gold, 173 kilograms zinc and 150 kilograms lead. (Source: MINFILE 082FNW188).

Production records show that the Noonday produced 577 tonnes of ore intermittently from 1899 to 1980, with the bulk of production in the 1950s. From this ore, 1,531,885 grams silver, 93 grams gold, 240 kilograms cadmium, 105,159 kilograms lead and 13,861 kilograms zinc were recovered. Most of the production came from a single stope developed above the upper adit in 1899. (Source: MINFILE 082FNW068).

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.  Subsequent to December 31, 2010, the Company signed an agreement to sell North Star Silver, along with several other mineral claims in the Slocan district, to Yardley Mountain Gold Corp.  This transaction is still pending, and an initial $10,000 deposit has been received.

The Loughborough Gold Property is located on the east side of Loughborough Inlet, approximately 140 miles northwest of Vancouver, British Columbia, and covers 288 hectares (711 acres).

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Loughborough Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Loughborough claims were $115, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Loughborough property in good standing is currently $1,267.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
575116	Mineral	LOUGHBOROUGH GOLD	20110612	20.5429
746522	Mineral	LOUGHBOROUGH 2	20110413	267.0232
				Total Area: 287.5661 ha

LOUGHBOROUGH GOLD

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
Scale: 1:28,729
LOUGHBOROUGH GOLD
605613
748522
92K.053
575116
332568
613003
0
500
1000 m.
Map center: 50° 31' 59" N, 125° 31' 38" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: LOUGHBOROUGH GOLD CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

The property is known to contain gold, silver, and copper mineralization.  Production records at the past-producing Loughborough Gold mine from 1935 to 1939 show that 114 ounces of gold, 457 ounces of silver, and 185 pounds of copper were produced from 122 tons mined and milled (Source: MINFILE 092K 048).

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

The Lynx Gold Property covers 850 hectares (3,000 acres) and is located approximately 75 miles southeast of Vernon in southeastern British Columbia.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Lynx Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Lynx claims were $340, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Lynx property in good standing is currently $3,740.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
575291	Mineral	LYNX	20110408	82.894
575292	Mineral	LYNX 2	20110408	20.7218
595424	Mineral	LYNX 3	20110408	20.7253
846048	Mineral	LYNX 4	20120210	497.2842
				Total Area: 621.6253 ha

LYNX GOLD

Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria
Trail

513516
513915
705833
BCB 97027
Aband PIT
1314
1439
PIT
535166
407896
82L.019
606445
82L.018
705826
575292
1690
381292
513934
1281
LYNX GOLD
575291
595424
1500
505208
679167
705356
1622
700803
82L.008
82L.009
1400
700804
504447
588568
0
550
1100 m.
Map center: 50° 6' 29" N, 118° 24' 18" W
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Scale: 1:30,517

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: LYNX GOLD CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

The property is known to contain gold and silver mineralization.  One drill intersection of the vein assayed 3.77 grams per tonne gold over 0.6 metres.  Another intersection assayed 28.52 grams per tonne gold, 13.4 grams per tonne silver and 0.01 per cent copper across 1.07 metres (Source: MINFILE 082LSE055).

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

Cherry Gold is a road-accessible property that covers 1200 hectares (2,964 acres) located 9 kilometres east of Cherryville in southeastern British Columbia.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Cherry Gold Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Cherry Gold claims were $480, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Cherry Gold property in good standing is currently $5,280.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
603457	Mineral	CHERRY GOLD	20110327	41.3609
796482	Mineral	CHERRY 2	20110623	372.221
831947	Mineral	CHERRY 3	20110822	227.5635
706244	Mineral	CHERRY BLUE	20110327	206.7628
759842	Mineral	CHERRY 1	20110428	310.2669
764922	Mineral	CHERRY 4	20110501	41.3783
				Total Area: 1199.5534 ha

CHERRY GOLD

CHERRY GOLD
706244
606450
603457
759642
622465
704922
634664
578830
511771
82L 028
82L 018
PIT
Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Annotation (1:20K)
Scale: 1:38,483
0 700 1400 m
Map center: 50° 11' 57" N, 118° 32' 32" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: CHERRY GOLD CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

The property is known to contain gold, silver, and lead mineralization, as documented in BC MINFILE 082LSE063.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

 Pine River Vanadium covers 733 hectares (1,810 acres) and is located in the Pine River Valley of north-central British Columbia, approximately 700 kilometres northeast of Vancouver and about 600 kilometres northwest of Edmonton, Alberta.  While its location is remote, the property has excellent infrastructure with regard to both transportation and energy.  A paved highway passes through and alongside the claims, which also runs parallel with the Pine River.  The B.C. Railway crosses on the opposite side of the valley as does the Peace River Power transmission line. Natural gas and oil pipelines also follow the highway through the valley.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

With the exception of tenures 623083, the Pine River Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  Tenure 623083 was gifted to the Company by Speebo, Inc., a private company controlled by our Chief Executive Officer, Perry Leopold.  The registration fees for the Pine River claims were $293, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Pine River property in good standing is currently $3,225.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
623083	Mineral	PINE VANADIUM	20110823	18.3134
640003	Mineral	PINE 2	20110823	54.9445
661363	Mineral	PINE RIVER	20111029	439.7473
661364	Mineral	PINE 3	20111030	219.7735
				Total Area: 732.7787 ha

PINE RIVER VANADIUM

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Annotation (1:20K)
Scale: 1:40,494
0
700
1400 m.
Map center: 55° 31' 18" N, 122° 37' 27" W
705801
705799
705772
623083
640003
661364
661363
410825
410824
328780
93O.057
93O.050
93O.047
93O.048
BCC05047
BCC06071
PIT
BCR

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: PINE RIVER VANADIUM. CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

Sampling documented in BC MINFILE 093O 009 has defined a vanadium-bearing zone with a length of 200 metres and an estimated true width of 100 metres.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

New Eskay Creek is located in northwestern British Columbia, approximately 70 kilometres north of Stewart, and consists of 2,080 hectares (5,138 acres).  Road access is provided by the Eskay Creek Mine Road, which extends from the Stewart-Cassiar Highway at Bob Quinn Lake and traverses through the western portion of the Company’s claims before it reaches the Eskay Creek Mine.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The New Eskay Creek Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  Additional ground was subsequently acquired by way of an arms-length in-kind property swap with an adjacent claim holder in a verbal agreement that did not involve any payment of any kind by either party.  The registration fees for the New Eskay Creek claims were $832, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the New Eskay Creek property in good standing is currently $9,152.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
643163	Mineral	NEW ESKAY	20120118	444.4804
643203	Mineral		20120203	177.7144
643223	Mineral	NEW ESKAY 2	20110602	35.5481
643224	Mineral		20110602	177.7452
643225	Mineral	NEW ESKAY 3	20110602	106.6448
643226	Mineral		20110602	53.3325
643243	Mineral		20120201	142.221
643244	Mineral	NEW ESKAY 4	20110602	35.5484
644083	Mineral	NEW ESKAY 5	20111107	444.408
644125	Mineral		20110602	17.771
645346	Mineral	NEW ESKAY 6	20120126	391.0909
645764	Mineral	NEW ESKAY A	20120228	17.7815
655943	Mineral		20120228	53.3443
				Total Area: 2079.839 ha

NEW ESKAY CREEK

SKOOKUM
NEW ESKAY CREEK
ESKAY CREEK MINE
Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:44,697
0
800
1600 m.
Map center: 56° 40' 25" N, 130° 26' 49" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: NEW ESKAY CREEK CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

According to British Columbia government records documented in BC MINFILE 104B 008, the major geological structure at Eskay Creek is known to trend to the north-northeast.  This trend runs through the New Eskay Creek property, which to date remains unexplored.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

Truax Gold is a road-accessible property located near Gold Bridge and Bralorne in southwestern British Columbia, approximately 150 miles north of Vancouver.  It extends over 2,225 hectares (5,496 acres) from Mt. Truax westward to within 3 miles of the historic Bralorne and Pioneer mines.

The Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.  The property is without known reserves, and is exploratory in nature.

The Truax Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia.  The registration fees for the Truax claims were $890, determined by the statutory fee of $0.40 per hectare for a mineral claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare.  Based on this formula, the minimum annual work commitment required to maintain the Truax property in good standing is currently $9,790.  In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying the work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”).  The Company is currently responsible for the payment of all fees required to maintain this property in good standing.

Title to the property is conveyed by tenure number registered with British Columbia, the specifics of which are shown in the following table and claims map.

Tenure Number	Type	Claim Name	Good Until	Area (ha)
662243	Mineral	TRUAX GOLD	20111104	490.1029
662323	Mineral	TRUAX 2	20111104	510.496
662343	Mineral	TRUAX 3	20111104	469.549
662363	Mineral	TRUAX 4	20111104	326.5135
847588	Mineral	TRUAX 5	20120227	408.1788
847654	Mineral	TRUAX FR	20120228	20.4182
				Total Area: 2225.2584 ha

TRUAX GOLD

TRUAX MTN
SCREE
MORAINE
Fort St. John
Terrace
Quesnel
Williams Lake
Vancouver
Victoria
Trail
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
Blocked by MEM
Other
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
Transportation - Points (TRIM)
Scale: 1:50,052
1800 m
Map center: 50° 45' 37" N, 122° 43' 40" W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: TRUAX GOLD CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

The property is known to contain gold and silver mineralization, as documented in BC MINFILE 092JNE060.

The Company has no plans at the present time to explore the property independently, and intends to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in this effort.

Item 3.            Legal Proceedings

The Company is not a party to any litigation.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted during the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 4, 2011, our Common Stock has been traded on the Over the Counter Bulletin Board ("OTCBB") and OTCQB, under the symbol NBRI.OB.  Prior to that, our Common Stock was traded on the Pink Sheets.  The Pink Sheets are not recognized as an established public trading market

The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock traded on the Pink Sheets and the OTCQB for the fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007. The quotations are split-adjusted and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2010	High	Low
First Quarter	$0.04	$0.015
Second Quarter	$0.029	$0.0044
Third Quarter	$0.025	$0.015
Fourth Quarter	$0.0475	$0.015

Fiscal Year 2009	High	Low
First Quarter	$0.04	$0.008
Second Quarter	$0.03	$0.009
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.074	$0.012

Fiscal Year 2008	High	Low
First Quarter	$0.20	$0.03
Second Quarter	$0.13	$0.01
Third Quarter	$0.11	$0.01
Fourth Quarter	$0.10	$0.003

Fiscal Year 2007	High	Low
First Quarter	$0.30	$0.05
Second Quarter	$0.25	$0.07
Third Quarter	$0.20	$0.07
Fourth Quarter	$0.14	$0.01

Holders.  As of December 31, 2010, our common stock was held by approximately 1,418 shareholders of record. Our transfer agent is Colonial Stock Transfer Co., Inc., 66 Exchange Place, Salt Lake City, UT  84111, phone number (801) 355-5740. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

Dividends.  We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit our ability to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares are currently subject to the penny stock rules.

A purchaser is purchasing penny stock which limits the ability to sell the stock. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

•	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements have the effect of reducing the trading activity in the secondary market for our stock. Thus, stockholders may have difficulty selling their securities.

Recent Sales (Issuances) of Unregistered Securities

During 2010, the Company issued 6,589,147 shares of restricted common stock to Tangiers Investors, LP (“Tangiers”) as a one- time commitment fee of $85,000 in compliance with the October 7, 2009 agreement with Tangiers.

During 2010, the Company issued 5,000,000 shares of common stock in a Rule 504 private placement.  The consideration received was $50,000.

During 2010, the Company issued 10 million shares of common stock to Ruby Development Company as part of the initial consideration for the signing of an option-to-purchase agreement on the Ruby Mine. The market value of these shares as of the date the contract was executed was $150,000.

Recent Stock Option Grants

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent

Our transfer agent is Colonial Stock Transfer Co., Inc., 66 Exchange Place, Salt Lake City, UT  84111, phone number (801) 355-5740.

Issuer purchase of equity securities

There were no issuer purchases of securities during the period covered by this report.

Item 6.            Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy;

•	our possible financings; and

•	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto, included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

Overview

We seek to acquire, develop, and exploit natural resource properties with extensive reserves of precious metals, including gold, silver, platinum, and palladium, as well as base metals, including copper, zinc, lead and molybdenum. The Company’s business plan is based on the Generative Business Model, which is designed to leverage our mining properties and mineral claims into near-term revenue streams even during the earliest stages of exploration and development.  This is accomplished by entering into sales, joint-venture, and/or option contracts with other mining companies, for which the Company generates revenue through payments in cash, stock, and other consideration.

We began operations as a prospective mining company in March 2006, and we are engaged in the acquisition, development, and management of natural resources.  The Company’s mission is to build a portfolio of viable mining prospects throughout the world and developing them through subsidiaries and joint-venture partners to their full economic potential. North Bay's business plan is based on the Generative Business Model, which is designed to leverage its properties into near-term revenue streams even during the earliest stages of exploration and development. This provides shareholders with multiple opportunities to profit from discoveries while preserving capital and minimizing the risk involved in exploration and development.

We currently have an option to purchase agreement in place to acquire the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations. We intend to complete the acquisition of the Ruby Mine, but there is no guarantee that the acquisition will be completed, that mining operations will begin, or that our mining operations will be successful.

As of December 31, 2010, we have joint-ventures underway on our (a) Fawn property in central British Columbia with Silver Quest Resources Ltd, and (b) our Coronation Gold property in southeastern British Columbia.  Two joint-ventures consummated in December 2008 have since been terminated.  As of December 31, 2010 and December 31, 2009, gains from joint-venture agreements totaled $98,257 and $65,580, respectively.  Of the $98,257 recognized from joint-ventures in 2010, $87,707 in cash was received from Silver Quest Resources Ltd, and $10,550 in cash was received from Lincoln Resources, Inc. Of the $65,580 recognized from joint-ventures in 2009, $44,631 was received in cash. $20,949 was due from Hidalgo Mining for Claim Maintenance fees, of which $1,800 was actually received and credited to Mining Property Costs, Claim Fees.  The balance of $19,149 was not received by the time the joint-venture with Hidalgo was terminated, and that amount was subsequently written-down as a Bad Debt Expense.   As of December 31, 2010 and December 31, 2009, cash gains from claim sales totaled $11,000 and $19,910, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

We currently do not control any properties with active mining operations, and while we presently have an option to acquire the Ruby Mine in Sierra County, California, there is no guarantee that the acquisition will be completed, and that mining operations can commence.

As of December 31, 2010, we own the mineral rights to over 150 mining claims in British Columbia, which encompasses an aggregate holding of over 60,000 acres.  Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of December 31, 2010.

We currently generate revenue from claim sales and joint-venture agreements.  When we sell a claim, we capture near-term revenue, but forego any possibility of a future revenue stream.  When we enter into a joint-venture, we receive near-term revenue as well as a commitment for future revenue, but since the joint-venture partner has the option to withdraw at any time, we can not project revenue from a joint-venture into the future.  However, should a joint-venture partner withdraw, we still retain control of the asset, and can therefore enter into another joint-venture with another partner, develop the property ourselves, or else elect to sell the claims.

We expect to generate near-term revenue growth through claim sales and joint-venture activities. However, there is no assurance that the Company can successfully secure new joint-venture partnerships on terms that are satisfactory to the Company.

We expect to generate long-term revenue through the acquisition of an operating mine, and by the development of our properties, either independently or through joint-venture partners, into operating mines.  There is no assurance that these efforts will be successful, or that the projects will be economically viable.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $10,310,393 as of December 31, 2010. In addition, we have a working capital deficit of $822,853 as of December 31, 2010. We had net losses of $287,345 and $786,979 for the years ended December 31, 2010 and 2009, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2010 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of December 31, 2010 the accumulated deficit attributable to CEO compensation is $838,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash since 2006 has totaled $135,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, and $21,988 in 2010.  These cash expenditures are also included in the accumulated deficit.

The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through stock issuances or increasing revenues and reaching profitability.

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

Summary of Significant Accounting Policies

Revenue Recognition

The company has recognized no mining revenue to date. In the future mining revenue will be recognized according to the policy described below.

Revenue is recognized when the following conditions are met:

(a)  persuasive evidence of an arrangement to purchase exists;
(b) the price is fixed or determinable;
(c) the product has been delivered; and
(d) collection of the sales price is reasonably assured.

Under the terms of concentrate sales contracts with third-party smelters, final prices for the gold, silver, zinc, copper and lead in the concentrate are set based on the prevailing spot market metal prices on a specified future date based on the date that the concentrate is delivered to the smelter. The Company records revenues under these contracts based on forward prices at the time of delivery, which is when transfer of legal title to concentrate passes to the third-party smelters. The terms of the contracts result in differences between the recorded estimated price at delivery and the final settlement price. These differences are adjusted through revenue at each subsequent financial statement date.

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using enacted tax rates that will be in effect when the differences are expected to reverse.

The Company adopted the provisions of the FASB interpretation related to accounting for uncertainty in income taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

Fair Value of Financial Instruments

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets measured at fair value on a recurring or non-recurring basis as of December 31, 2010.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the FASB standard related to stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2010, no options or warrants have been issued for compensation and none are outstanding.  As of December 31, 2010, 13 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2010 and 2009, there were 40,624,678 and 22,000,000 common stock equivalents outstanding, respectively.

Results of Operations for the Year Ended December 31, 2010 Compared to Results of Operations for the Year Ended December 31, 2009

Gains from Other Income.  For the twelve months ended December 31, 2010 and December 31, 2009, the Company’s  other income related to mineral claim sales and joint-ventures in British Columbia was $109,257 and $85,490, respectively. The Company has spent $77,886 and $38,121 in mineral property costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees.

Operating Expenses.   For the year ended December 31, 2010, the Company had operating expenses of $385,330, which included general and administrative expenses of $249,829.  Operating expenses for the year ended December 31, 2009 were $658,897, which included general and administrative expenses of $524,746.  Our decrease in operating expenses was mainly from decreased expenses for consulting fees and bonuses.

Net Loss.  For the year ended December 31, 2010, we had a net loss of $287,345.  Our net loss for the year ended December 31, 2009 was $786,979.  The decrease in our net loss was due from decreased expenses for consulting fees and bonuses.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders, Board members, employees and persons related to or acquainted with these. To remedy the current deficiency in our liquidity position, we will raise funds through additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are deferred as-needed, the Company has required approximately $6,000 per month to maintain its mineral claims in good standing and pay general administrative expenses.   We believe these expenses can be maintained at present levels for the foreseeable future.  Going forward, now that the Company is a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, we may not be able to maintain our mineral claims or make timely filings with the SEC.

In the first half of 2011, our Option agreement on the Ruby Mine requires us to make payments of $150,000 over a 5 month period from February 1, 2011 through June 30, 2011. The Company believes it can rely on our equity credit line established with Tangiers to make up for any revenue shortfall, and on our funding through the EB-5 program once the Ruby Project is approved by USCIS.  However, as there is no assurance that we will receive approval for the Ruby Project from USCIS, funding from the EB-5 program may be unavailable to us.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our option on the Ruby Mine.

As of December 31, 2010, total current assets were $56,910, which consisted of $47,000 of cash and $9,910 of prepaid expenses.  As of December 31, 2009, total current assets were $57,483, which consisted of $41,123 of cash, $3,950 of investments and $12,410 of prepaid expenses.

As of December 31, 2010 and 2009, our total current and long-term liabilities were $879,763 and $656,310, respectively, and consisted mostly of deferred compensation.  The net increase in current liabilities was due from deferred compensation, $117,500 in Convertible Notes, and $10,000 in accounts payable on the Ruby Mine Option that has subsequently been paid.

We had a working capital deficit of $822,853 as of December 31, 2010, and a working capital deficit of $598,827 as of December 31, 2009.

During the year ended December 31, 2010, operating activities used cash of $77,536 as compared to the twelve months ended December 31, 2009, where we used cash of $135,348 in operating activities. The decrease in cash used by operating activities for the twelve months ended December 31, 2010 was due primarily to a increase in other income.

Cash flows from financing activities represented the Company’s principal source of cash for the twelve months ended December 31, 2010. Cash flows from financing activities during the twelve months ended December 31, 2010, and December 31, 2009, were $167,500 and $173,000, respectively, and consisted primarily of proceeds from the issuance of stock and convertible debt.

We had a net increase in cash of $5,877 for the year ended December 31, 2010. Cash flows from joint-ventures and financing activities represented the Company’s principal source of cash for the twelve month period ended December 31, 2010. Cash flows from financing activities during the year ended December 31, 2010 were $167,500, consisting entirely of proceeds from the issuance of stock and convertible debt. During the fiscal year ended December 31, 2009, we received $173,000, consisting entirely of proceeds from the issuance of stock.

Subsequent to December 31, 2010, the Company entered into a Securities Purchase Agreement for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at the Noteholder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  Proceeds from the Note are to be used for general working capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Bay Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of North Bay Resources Inc. (an exploration stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from June 18, 2004 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Bay Resources, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has very little operations to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
March 15, 2011

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	Dec 31, 2010	Dec 31, 2009
ASSETS
Current Assets
Cash	$47,000	$41,123
Investments	-	3,950
Prepaid Expenses	9,910	12,410
Total Current Assets	56,910	57,483

Other Assets
Purchase Option – Ruby Mine	393,983	-
Total Other Assets	393,983	-
TOTAL ASSETS	$450,893	$57,483

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$10,000	$-
Accrued Expenses	838,474	656,310
Accrued Interest	2,264	-
Convertible notes payable net of discounts of $88,475 and $0, respectively	29,025	-
Total Current Liabilities	879,763	656,310
Total Liabilities	$879,763	$656,310

Stockholders’ Deficit
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 8,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 80,186,434 and 58,597,287 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	80,186	58,597
Additional Paid-In Capital	9,797,237	9,246,214
Stock Payable	-	115,310
Deficit Accumulated During Exploration Stage	(10,310,393)	(10,023,048)
Total Stockholders’ Deficit	(428,870)	(598,827)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$450,893	$57,483

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED
DECEMBER 31, 2010 AND DECEMBER 31, 2009
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2010

	Year ended December 31, 2010	Year ended December 31, 2009	Since inception (Jun 18, 2004 - Dec 31, 2010)
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$40,567
Cost of Revenue	-	-	49,070
Gross Loss	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	-	52,550	259,784
General & Administrative Costs	249,829	524,746	9,141,065
Mining Property Costs	77,886	38,121	831,599
Professional Services	57,615	43,480	117,748
Total Operating Expenses	385,330	658,897	10,350,196
Net Operating Loss	(385,330)	(658,897)	(10,358,699)
Other Income (Expenses)
Gain on Mineral Claim Sales & Joint-Ventures	109,257	85,490	396,893
Interest Income	47	62	109
Interest Expense	(21,195)	-	(95,438)
Loss on Conversion of Debt	-	(87,500)	(137,000)
Bad Debt Expense	-	(19,149)	(19,149)
Realized Gain(Loss) on Investment	9,876	(106,985)	(97,109)
Net Other Income (Expenses)	97,985	(128,082)	48,306
Net Loss	$(287,345)	$(786,979)	$(10,310,393)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Basic and Diluted)	72,030,864	42,927,835
Basic and Diluted Net Loss per Share	$(0.00)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock			Common Stock
	Series A Shares	Series I Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Inception 6/18/2004	-	-	$-	-	$-	$-	$-	$-	$-
Founder's Shares issued	1,200,000	-	1,200	320,000	320	(1,520)	-	-	-
Shares issued for merger	1,200,000	-	1,200	320,000	320	(1,520)	-	-	-
Common Stock issued for cash	-	-	-	200,000	200	4,800	-	-	5,000
Net loss for year	-	-	-	-	-	-	(95,587)	-	(95,587)
Balance at 12/31/2004	2,400,000	-	$2,400	840,000	$840	$1,760	$(95,587)	$-	$(90,587)

Common Stock issued to convert debt	-	-	-	12,127	12	180,213	-	-	180,225

Common Stock issued for services	-	-	-	121,491	121	2,586,046	-	-	2,586,167

Common Stock issued for cash	-	-	-	102,643	103	517,597	-	-	517,700

Net loss for year	-	-	-	-	-	-	(1,816,896)	-	(1,816,896)

Balance at 12/31/2005	2,400,000	-	$2,400	1,076,261	$1,076	$3,285,616	$(1,912,483)	$-	$1,376,609

The accompanying notes are an integral part of these financial statements.

	Preferred Stock			Common Stock
	Series A Shares	Series I Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued to convert debt	-	-	-	1,202,000	1,202	2,206,398	-	-	2,207,600
Common Stock issued for services	-	-	-	1,309,000	1,309	1,543,191	-	-	1,544,500

Expenses paid by shareholder	-	-	-	-	-	164,371	-	-	164,371

Net loss for year	-	-	-	-	-	-	(5,504,237)	-	(5,504,237)

Balance at 12/31/2006	2,400,000	-	$2,400	3,587,261	$3,587	$7,199,576	$(7,416,720)	$-	$(211,157)
Beneficial Conversion Features on notes payable	-	-	-	-	-	62,000	-	-	62,000
Common Stock issued to convert debt	-	-	1,350,000	1,350	120,150	-	-	121,500
Common Stock issued for services	-	-	-	10,575,000	10,575	959,425	-	-	970,000

Common Stock issued as interest on loan	-	-	-	10,000	10	1,490	-	-	1,500

Preferred Shares issued for services	-	100	-	-	-	101,000	-	-	101,000

Common Stock issued for conversion of preferred shares	(2,400,000)	-	(2,400)	1,200,000	1,200	1,200	-	-	-

The accompanying notes are an integral part of these financial statements.

	Preferred Stock			Common Stock
	Series A Shares	Series I Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Shares bought back and retired	-	-	-	(200,000)	(200)	(1,800)	-	-	(2,000)

Net loss for year	-	-	-	-	-	-	(1,490,871)	-	(1,490,871)

Balance at 12/31/2007	-	100	$-	16,522,261	$16,522	$8,513,664	$(8,907,591)	-	$(377,405)

Rounding of shares due to stock split	-	-	-	26	-	-	-	-

Common Stock issued for services	-	-	-	5,500,000	5,500	224,500	-	-	230,000

Common Stock issued for cash	-	-	-	2,275,000	2,275	7,725	-	-	10,000

Contribution from investor	-	-	-	-	-	10,000	-	-	10,000

Mark to market AFS securities	-	-	-	-	-	-	-	22,780	22,780

Net loss for year	-	-	-	-	-	-	(328,478)	-	(328,478)

Balance at 12/31/2008	-	100	$-	24,297,287	$24,297	$8,755,889	$(9,236,069)	$22,780	$(433,103)

The accompanying notes are an integral part of these financial statements.

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued for services	-	-	-	-	-	-	2,500,000	2,500	27,250	-	-	-	29,750

Preferred Stock issued for services	4,000,000	100,000	-	4,000	100	-	-	-	249,685	-	-	-	253,785

Common Stock issued for cash	-	-	-	-	-	-	21,800,000	21,800	151,200	-	-	-	173,000

Common Stock issued for deferred compensation	-	-	-	-	-	-	10,000,000	10,000	177,500	-	-	-	187,500

Loss realized on AFS securities	-	-	-	-	-	-	-	-	-	-	-	(22,780)	(22,780)

Stock payable for commitment fee on equity offering	-	-	-	-	-	-	-	-	(115,310)	115,310	-	-	(115,310)

Net loss for year	-	-	-	-	-	-	-	-	-	-	(786,979)	-	(786,979)

Balance at 12/31/2009	4,000,000	100,000	100	$4,000	$100	-	58,597,287	$58,597	$9,246,214	$115,310	$(10,023,048)	$-	$(598,827)

Common Stock issued for commitment fee on equity offering	-	-	-	-	-	-	6,589,147	6,589	108,721	(115,310)	-	-	-

Common Stock issued for cash	-	-	-	-	-	-	5,000,000	5,000	45,000	-	-	-	50,000

Discount on convertible notes from beneficial conversion features and attached warrants	-	-	-	-	-	-	-	-	107,406	-	-	-	107,406

The accompanying notes are an integral part of these financial statements.

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for Ruby Mine Purchase Option	-	-	-	-	-	-	10,000,000	10,000	140,000	-	-	-	150,000

Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	149,896	-	-	-	149,896

Net loss for period	-	-	-	-	-	-	-	-	-	-	(287,345)	-	(287,345)

Balance at 12/31/2010	4,000,000	100,000	100	$4,000	$100	-	80,186,434	$80,186	$9,797,237	-	$(10,310,393)	$-	$(428,870)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2010 AND DECEMBER 31, 2009
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2010

			Since inception
	Year ended	Year ended	(Jun 18, 2004
	December 31, 2010	December 31, 2009	- Dec 31, 2010)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(287,345)	$(786,979)	$(10,310,393)
Adjustments to reconcile Net Loss
to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	-	29,750	5,110,017
Common Stock issued for for mining exploration stage property	-	-	351,400
Preferred Stock issued for bonus	-	253,785	253,785
Loss on conversion of debt and deferred compensation	-	87,500	2,150,513
Loss on AFS securities “other than temporary”	-	106,985	106,985
Bad debt expense	-	19,149	19,149
Gain realized on transfer of AFS - securities	(9,875)	-	(9,875)
Amortization of discount on debt	18,931	80,931
Common Stock issued as interest on loan	-	-	1,500
Changes in operating assets and liabilities:
Other current assets	2,500	(31,559)	(29,059)
Accrued expenses	198,253	186,021	964,563
Net Cash Used in Operating Activities	(77,536)	(135,348)	(1,421,419)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase option	(84,087)	-	(84,087)
Net Cash Used In Investing Activities	(84,087)	-	(84,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	50,000	173,000	755,700
Contributions from related party	-	-	244,994
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	117,500	-	553,812
Net Cash Provided by Financing Activities	167,500	173,000	1,552,506
Net cash increase for period	5,877	37,652	47.000
Cash at beginning of period	41,123	3,471	-
Cash at end of period	47,000	41,123	47,000
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$149,896	$-	$149,896
Cash obligation for purchase option - Ruby Mine	$10,000	$-	$10,000
Stock Issued for purchase option - Ruby Mine	$150,000	$-	$150,000
Discount from beneficial conversion feature on convertible notes
Payable and warrants attached to convertible notes	$107,406	$-	$107,406
Transfer of available for sale securities to relieve accrued salary	$12,838	$-	$12,838
Unrealized gain on available for sale securities	$-	$-	$22,780
Accrued salary relieved for shares issued	$-	$100,000	$100,000
Common and preferred shares issued as founders shares	$-	$-	$3,040
Stock payable/(issued) for commitment fee on equity offering	$(115,310)	$115,310	$-

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 1                      GENERAL ORGANIZATION AND BUSINESS

The Company was incorporated in the State of Delaware on June 18, 2004 under the name Ultimate Jukebox, Inc.  On September 4, 2004, Ultimate Jukebox, Inc. merged with NetMusic Corporation, and subsequently changed the Company name to NetMusic Entertainment Corporation.  On March 10, 2006, the Company ceased digital media distribution operations, began operations as a natural resources company, and changed the Company name to Enterayon, Inc.  On January 15, 2008, the Company merged with and assumed the name of its wholly-owned subsidiary, North Bay Resources Inc.  As a result of the merger, Enterayon, Inc. was effectively dissolved, leaving North Bay Resources Inc. as the remaining company.

The Company’s business plan is based on the Generative Business Model, which is designed to leverage our mining properties and mineral claims into near-term revenue streams even during the earliest stages of exploration and development. This is accomplished by entering into sales, joint-venture, and/or option contracts with other mining companies, for which the Company generates revenue through payments in cash, stock, and other consideration.

The Generative Business Model is our short term plan to leverage properties until funding is adequate to implement our long term plan. The Company’s long term plan is to locate and extract gold and silver from current exploration stage properties. This will be done through utilizing joint-ventures and other funding that is available to develop properties until they reach the production stage. Once in the production stage, the Company plans on extracting gold, silver, and other profitable by-products, and selling them to smelters. The Company has not currently begun this stage of the business plan.

NOTE 2                      GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $10,310,393 as of December 31, 2010. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the financial statements as result of these reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2010 and 2009. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

The Company accounts for its marketable securities, which are available for sale, in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ deficit. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in “(Gain) loss on short- and long-term investments” and “Other income” on our statements of operations. Trading gains and losses also are included in “(Gain) loss on short- and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our available-for-sale securities as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly.

Revenue Recognition

The company has recognized no mining revenue to date. In the future mining revenue will be recognized according to the policy described below.

Revenue is recognized when the following conditions are met:

(a)  persuasive evidence of an arrangement to purchase exists;
(b) the price is fixed or determinable;
(c) the product has been delivered; and
(d) collection of the sales price is reasonably assured.

Under the terms of concentrate sales contracts with third-party smelters, final prices for the gold, silver, zinc, copper and lead in the concentrate are set based on the prevailing spot market metal prices on a specified future date based on the date that the concentrate is delivered to the smelter. The Company records revenues under these contracts based on forward prices at the time of delivery, which is when transfer of legal title to concentrate passes to the third-party smelters. The terms of the contracts result in differences between the recorded estimated price at delivery and the final settlement price. These differences are adjusted through revenue at each subsequent financial statement date.

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Purchase Options for Mining Property

Costs associated with acquisitions related to purchase options for mining properties are capitalized when the costs are incurred in accordance with ASC 340.10. The costs are carried at the amount paid and transferred to the appropriate asset account if the option is exercised. If it is determined that the Company will not exercise the option, the option is expensed.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using enacted tax rates that will be in effect when the differences are expected to reverse.

The Company adopted the provisions of the FASB interpretation related to accounting for uncertainty in income taxes, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  The Company believes it does not have any uncertain tax positions taken or expected to be taken in its income tax returns.

Fair Value of Financial Instruments

The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2010.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents assets that were measured and recognized at fair value as of December 31, 2009 and the year then ended on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$3,950	$-	$-	$106,985
Totals	$3,950	$-	$-	$106,985

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the FASB standard related to stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2010 and 2009, no options or warrants related to compensation have been issued, and none are outstanding.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2010 and 2009, there were 40,624,678 and 22,000,000 common stock equivalents outstanding, respectively.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Dec 31, 2010	Dec 31, 2009
Net Loss	$(287,345)	$(786,979)
Weighted-average common shares Outstanding (Basic)	72,040,209	42,927,835
Weighted-average common stock Equivalents	40,624,678	22,000,000
Deduction of stock Equivalents not included due to net loss	(40,624,678)	(22,000,000)
Weighted-average common shares Outstanding (Diluted)	72,030,864	42,927,835
Basic and Diluted Net Loss per Share	$(0.00)	$(0.02)

Recently Issued Accounting Standards

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 4                       INVESTMENTS

In 2008, the Company was to receive $100,000 in joint-venture payments from Hidalgo Mining International Inc. (OTC: HMIT) pursuant to joint-venture agreements on the Company's Silver Leaf and Gold Hill Project properties.  The Company elected to accept payment in shares of HMIT stock and received a total of 9,875,214 shares.  The shares were valued at $110,935 according to the closing price of the stock on the date the shares were received. A gain of $10,935 related to the value of the stock over the original agreement was recorded due to the transaction.  As of December 31, 2008, the market value of these shares was $133,715.  This resulted in an unrealized gain shown in other comprehensive income of $22,780 for the year ended December 31, 2008. In October 2009, the joint-ventures with Hidalgo were terminated, and by agreement the Company has retained its shares of HMIT.  As of December 31, 2009, the Company has taken an impairment charge and written down the value of the shares to $3,950.  The loss was realized and classified as Other Expenses due to the Company’s determination that the devaluation of the shares was “other than temporary”.

As of June 14, 2010, the HMIT shares were transferred to CEO Perry Leopold and applied towards deferred compensation reduction.  The shares were valued at $13,825 as their fair market value on the day of transfer.  The deferred compensation relieved was $12,838.  The excess value of shares transferred over deferred compensation relieved was expensed for $987 due to it being considered as additional compensation to the CEO.  A gain of $9,875 was realized on the transaction due to the change in value of the stock from December 31, 2009 to the transfer date.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 5                      PREPAID EXPENSES

During Q1 2009, the Company sold its War Eagle claims in consideration of $14,910 in prepaid marketing and advertising services.  As of December 31, 2010, $5,000 of these services had been used, and $9,910 of these services remains to be utilized.

NOTE 6                      PURCHASE OPTION – RUBY MINE

On September 27, 2010, the Company signed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012. Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000.  Four monthly option payments of $10,000 each, or $40,000 in total, became due as of October 1, 2010, with the October 1 payment deferred until December 31, 2010, by agreement,  In addition, in compliance with the agreement, the Company issued warrants to RDC that gives RDC the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and on October 1, 2010 a cash payment of $16,600 was paid to reimburse RDC for annual claim fees and taxes.  The next payment for claim fees and taxes to the US Bureau of Land Management (BLM) and Sierra County is not due until August 31, 2011.  Monthly option payments of $10,000 cash began on November 1, 2010, with the October option payment deferred until December 30, 2010, and $30,000 of the $40,000 due has been paid as of December 31, 2010.  The remaining monthly payment due on January 1, 2011  for the first option period ending January 31, 2010 is $10,000, which has been accrued for as of December 31, 2010, and which was subsequently paid on January 3, 2011. The Company has also paid an additional $8,114 in permit expenses as of December 31, 2010.  If the Company elects to renew the option for an additional 5 months, the agreement calls for a $50,000 cash payment to be made by February 1, 2011, followed by 4 monthly cash payments of $25,000 each.  Subsequent to December 31, 2010, RDC and the Company agreed to amend the terms of the second option period. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, and the payments due on May 1, 2011 and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full.  In addition, in compliance with the agreement, on September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 30, 2015, of purchasing up to 10 million shares of stock at $.02.  Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the real and personal property associated with the Ruby Gold Mine, and all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of Ruby Development Company or Ruby Gold, Inc. with any officer, director, or affiliate of North Bay Resources Inc.

All costs related to the acquisition of the purchase option or potential acquisition of the mining property, have been capitalized when incurred. All costs related to operating costs of the property have been expensed when incurred. During the period ended December 31, 2010, the Company capitalized a total of $393,983 related to the Ruby Mine purchase option. Cash paid during the period ended December 31, 2010 was equal to $84,087. Warrants issued during the period ended December 31, 2010 were valued at $149,896. Shares paid as of December 31, 2010 were valued at $150,000. Additional cash owed as of December 31, 2010 was equal to $10,000, which has been subsequently paid.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 7                      ACCOUNTS PAYABLE

Pursuant to the Ruby Mine Option-to-Purchase agreement executed on September 27, 2010, the Company is obligated to make option payments of $10,000 per month, beginning October 1, 2010 through the end of the first option period ending January 31, 2011, for a total of $40,000. This balance accrued for within accounts payable as of December 31, 2010 was $10,000, which has been paid subsequent to the end of the fiscal year.

NOTE 8                      FINANCING

On June 17, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $17,500 as a loan from Tangiers.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.001 or (b) eighty percent (80%) of the lowest traded price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.  Conversion rights were waived by the holder from inception of the agreement through July 15, 2010. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,726. This value was recorded as a discount on debt and offset to additional paid in capital when the note became convertible.

On September 27, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers to initiate the acquisition of the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) eighty percent (80%) of the lowest traded  price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.  In addition, Tangiers is entitled to 1.5 million 5 year cashless warrants exercisable at $0.05, with an additional 1 million 5 year cashless warrants exercisable at $0.05 if the note remains outstanding after 90 days, and is also entitled to a 0.75% non-voting interest in the Ruby Project.

The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of grant to be $17,560 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $22,475 was recorded based on the fair value of the 1,500,000 warrants attached to the debt. This value was derived using the Black-Scholes valuation model. The 1,000,000 contingent warrants owed were valued at $15,000 according to the Black-Scholes model. This value was not recorded initially due to the contingent nature of the issuance.  This contingency was resolved ninety days after the note was issued when the note was unpaid.  As a result the 1,000,000 warrants were issued.  The remaining undiscounted portion of the note was $9,965.  As a result of the value of the warrants exceeding the remaining undiscounted portion of the note, only $9,965 was recorded as an additional discount from this issuance.

On December 30, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers for expenses related to our acquisition of the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) seventy percent (70%) of the lowest traded  price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of nine months and accrues interest at a rate equal to 9.9% per year.  In addition, Tangiers is entitled to 500,000 5-year warrants exercisable at $0.05.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $32,485 on the note, and $14,195 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital when the note became convertible.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 8                      FINANCING  (CONTINUED)

The discounts on debt are being amortized straight line over the terms of the convertible notes. The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes. Amortization on the discounts was $18,931 for the year ended December 31, 2010.

NOTE 9                      COMMITMENTS AND CONTINGENCIES

As of December 31, 2010 and 2009, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 13 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.  The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's prospective mining projects in Northern California, which are now under review for possible acquisition.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG $50,000 as its share of the startup expenses, which as of December 31, 2010 were $0. In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.  As of December 31, 2010, no shares have been issued in connection with this agreement.  No payment of any kind is due until ACG files the Regional Center application with USCIS, which as of December 31, 2010, has not yet occurred.  No decision will be made on whether to make the $50,000 payment in cash or issue a convertible debenture until the payment comes due.

The agreement also provides that North Bay will own 49% of the Regional Center, and ACG will own 51%. ACG and North Bay, working together through the Regional Center, will seek to raise up to $7.5M in EB-5 funding for North Bay's initial mining project, subject to USCIS approval. ACG will also be an equity partner in each project North Bay may bring into the Regional Center, the amount of which will vary on a deal by deal basis based on the amount of consulting services ACG actually provides. At the present time, no projects other than mining are being considered, and the industry focus for the Regional Center is expected to be limited to mining initially.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 9                      COMMITMENTS AND CONTINGENCIES  (CONTINUED)

The Ruby Gold Project

On September 27, 2010, the Company signed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012. Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000.  Four monthly option payments of $10,000 each, or $40,000 in total, became due as of October 1, 2010, with the October 1 payment deferred until December 31, 2010, by agreement,  In addition, in compliance with the agreement, the Company issued warrants to RDC that gives RDC the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and on October 1, 2010 a cash payment of $16,600 was paid to reimburse RDC for annual claim fees and taxes.  The next payment for claim fees and taxes to the US Bureau of Land Management (BLM) and Sierra County is not due until August 31, 2011.  Monthly option payments of $10,000 cash began on November 1, 2010, with the October option payment deferred until December 30, 2010, and $30,000 of the $40,000 due has been paid as of December 31, 2010.  The remaining monthly payment due on January 1, 2011  for the first option period ending January 31, 2010 is $10,000, which has been accrued for as of December 31, 2010, and which was subsequently paid on January 3, 2011. The Company has also paid an additional $8,114 in permit expenses as of December 31, 2010.  If the Company elects to renew the option for an additional 5 months, the agreement calls for a $50,000 cash payment to be made by February 1, 2011, followed by 4 monthly cash payments of $25,000 each.  Subsequent to December 31, 2010, RDC and the Company agreed to amend the terms of the second option period. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, and the payments due on May 1, 2011 and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full.  In addition, in compliance with the agreement, on September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 30, 2015, of purchasing up to 10 million shares of stock at $.02.  Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the real and personal property associated with the Ruby Gold Mine, and all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of Ruby Development Company with any officer, director, or affiliate of North Bay Resources Inc.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 9                      COMMITMENTS AND CONTINGENCIES  (CONTINUED)

NCRC

Effective October 14, 2010, the Company, together with ACG, entered into a Memorandum of Understanding (“MOU”) with Northern California Regional Center, LLC ("NCRC"), whereby NCRC has agreed to expand its scope to include mining projects in the counties of Sierra and Nevada in Northern California, and together with ACG has agreed to sponsor North Bay's application to secure $7.5 million for the Ruby Gold project in Sierra County, California, through the EB-5 Program.  NCRC was approved on April 22, 2010 by the United States Citizenship and Immigration Services (“USCIS”) as a designated EB-5 Regional Center, and is currently approved to sponsor qualifying investments in such capacity within the counties of Colusa; Butte; Glenn; Sacramento; San Joaquin; Shasta; Sutter; Tehama; Yuba; and Yolo in the State of California (the “Regional Center’s Geographic Area”).  Pursuant to its regional center designation, NCRC may sponsor qualifying investments in certain industry economic sectors that do not currently include mining.  The agreement with North Bay and ACG calls for NCRC to seek USCIS approval for an expansion of NCRC’s Regional Center Geographic Area (the “Expansion”) to include Sierra County, where the Ruby Mine is located, and for approval to include mining within its designated industry sectors (the “Mining Designation”). These applications have been filed with USCIS, and are currently being reviewed. Upon approval of the Expansion and Mining Designation by USCIS, NCRC will then be permitted to sponsor qualified investments in North Bay’s Ruby Gold project under the EB-5 Program.  Under the terms of the agreement, NCRC will receive a $5,000 fee for each investor whose minimum $500,000 investment is approved by USCIS.  In addition, upon the Ruby Gold project receiving the aggregate sum of $7,500,000 through the EB-5 Program, NCRC shall be entitled to an undivided one and one half percent (1.5%) interest in the Ruby Gold project.  No shares of Company stock have been or will be issued in connection with this agreement, and the entire EB-5 funding is expected to be non-dilutive to shareholders.

NOTE 10                    STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 11                    INCOME TAXES

As of December 31, 2010 and 2009, the Company had net operating loss carry-forwards totaling approximately $1,812,610 and $1,716,485, respectively, that begin to expire in 2025.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses created a deferred tax asset before valuation allowances of approximately $634,414 and $600,770 at December 31, 2010 and 2009, respectively. Due to the Company determining that it will not likely realize the deferred tax asset, a full valuation allowance has been taken to reduce the deferred tax asset to zero as of December 31, 2010 and 2009, respectively.

In 2010 and 2009, the primary difference between financial statement reporting and taxable income (loss) was expenses not deductible for tax purposes including non-cash share based payments issued for services, amortization of discounts on debt, and gains from non-cash exchanges of $9,056 and $253,785, respectively.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 11                    INCOME TAXES (CONTINUED)

The deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred Tax Asset:
Net Operating Loss Carryforwards	$1,716,485	$1,425,400
Current Year Net Operating Loss/(Gain)	96,125	291,085
Total Operating Loss Carryforward	1,812,610	1,716,485
Enacted Future Tax Rate	35%	35%
Deferred Tax Asset for NOL	634,414	600,770
Deferred Tax Asset for Temporary Differences Between Book and Tax Income	-	-
Gross Deferred Tax Asset	634,414	600,770
Valuation Allowance	(634,414)	(600,770)
Net Deferred Tax Asset	-	-

NOTE 12                    DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of December 31, 2010 and December 31, 2009, the outstanding balance of the NQDC plan is $ 838,474 and $656,310, respectively.

In 2007, 2008, and 2009, our Chief Executive Officer was awarded restricted stock bonuses for deferring accrued salary. The value of common shares were based on the market closing price on the day of issuance, and the value of preferred shares were valued via a valuation model generated by an independent valuation expert, as follows:

Date	Type of Stock	Number of Shares	Value
2/12/2007	Preferred	100	$101,000
2/9/2007	Common	250,000	$31,250
12/21/2007	Common	10,000,000	$900,000
12/16/2008	Common	2,500,000	$50,000
8/11/2009	Preferred	4,100,000	$253,785

For the year ended December 31, 2010, no stock issuances were made to any officer or director of the Company.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 13                    RELATED PARTY TRANSACTIONS

In August 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services.   The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party.

In 2008, the Company was to receive $100,000 in joint-venture payments from Hidalgo Mining International Inc. (OTC: HMIT) pursuant to joint-venture agreements on the Company's Silver Leaf and Gold Hill Project properties.  The Company elected to accept payment in shares of HMIT stock and received a total of 9,875,214 shares.  In October 2009, the joint-ventures with Hidalgo were terminated, and by agreement the Company retained its shares of HMIT.  As of December 31, 2009, the Company has taken an impairment charge and written down the value of the shares to $3,950.  The loss was realized and classified as Other Expenses due to the Company’s determination that the devaluation of the shares was “other than temporary”.  Hidalgo has since ceased operations as a mining company, and has become Verde Media Group Inc. as the result of a reverse merger in December 2009.  As there was no reason to continue holding the HMIT shares, on June 14, 2010, the HMIT shares were transferred to CEO Perry Leopold and applied towards deferred compensation reduction.  The shares were valued at $13,825 as their fair market value on the day of transfer.  The deferred compensation relieved was $12,838.  The excess value of shares transferred over deferred compensation relieved was expensed for $987 due to it being considered as additional compensation to the CEO.  A gain of $9,875 was realized on the transaction due to the change in value of the stock from December 31, 2009 to the transfer date.

NOTE 14                    SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION)

In 2004, the Company issued an aggregate of 320,000 shares of common stock and 1,200,000 shares of preferred stock as Founders shares to the Company Founders. The preferred stock was convertible to common stock at a rate of one common share per two preferred shares. The shares were valued at their par value which was equal to $1,520.

In 2004, the Company issued an aggregate of 320,000 shares of common stock and 1,200,000 shares of preferred stock to the Company Officers and Directors upon the merger of Ultimate Jukebox, Inc. and NetMusic Corp. The preferred stock was convertible to common stock at a rate of one common share per two preferred shares. The shares were valued at their par value which was equal to $1,520.

Prior to 2008, the Company issued an aggregate of 12,005,491 shares of common stock for services rendered and exploration stage mining properties.  The shares were valued at $5,100,667, based on the market price on the date of issuance.

Prior to 2008, the Company issued an aggregate of 2,574,127 shares of common stock to convert debt to equity.  The shares were valued at $2,510,825 based on the market price on the date of issuance.  Any differences between the value of the shares issued and the debt relieved were recorded as a gain or loss on conversion.

Prior to 2008, the Company issued an aggregate of 302,643 shares of common stock in private placements.  The consideration received was $522,700.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 14                    SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION) (CONTINUED)

Prior to 2008, the Company purchased back and retired 200,000 shares at a net cost of $2,000.

Prior to 2008, the Company received a contribution of $164,371 from a shareholder to pay expenses for mineral claim exploration.

Prior to 2008, the Company issued 100 shares of Series I Preferred stock to our Chief Executive Officer, Mr. Perry Leopold, as an anti-takeover measure to insure that Mr. Leopold maintains control of the Company during periods when the Company’s stock may be severely undervalued and subject to hostile takeover in the open market.  As specified in the Certificate of Designation filed by the Company with the Delaware Secretary of State in February 2007, ”the outstanding shares of Series I Preferred Stock shall vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series I Preferred Stock outstanding and as long as at least one of such shares of Series I Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders.  Each outstanding share of the Series I Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series I Preferred Stock.”  The value of the Series I Preferred shares was valued at $101,000 according to the value of the control premium from 80% of the voting rights assigned to Series I Preferred stock.

Prior to 2008, the Company converted 2,400,000 shares of Convertible Series A preferred stock to 1,200,000 shares of common stock. The shares were convertible at a ratio of one share of common stock per two shares of preferred stock.

Prior to 2008, a non-convertible note payable from a third party totaling $50,000 with a 20% interest rate, maturing thirty days from the note date, was converted into 1,250,000 shares of common stock. During the same period, a non-convertible note payable from a third party totaling $12,000 with a 10% interest rate, maturing one year from the note date, was converted into 100,000 shares of common stock.  The aggregate shares were valued according to the closing market price on their respective conversion dates at $121,500.

Prior to 2008, beneficial conversion features related to convertible notes payable totaling $62,000 were recorded. The entire discount was expensed in the year ended December 31, 2007 due to the conversion of the note prior to year end.

During 2008, the Company received a contribution of $10,000 from a shareholder for mineral claim maintenance.

During 2008, the Company issued an aggregate of 5,500,000 shares of common stock for services rendered.  The shares were valued at $230,000, based on the market price on the date of issuance.

During 2008, the Company issued 2,275,000 shares of common stock in a private placement.  The consideration received was $10,000.

During 2009, the Company issued 4,000,000 shares of Series A Preferred stock, and 100,000 shares of Series G Preferred stock to our Chief Executive Officer as a bonus for services rendered.  Each share of Series A Preferred has 10 votes per share and is convertible to 5 shares of common.  The Series G Preferred stock has no voting rights, and each share is convertible to 1/100 of an ounce of gold, or 20 shares of common. The conversion of the Series G Preferred stock into gold can only be exercised by the holder if the company has gold inventory at the time of conversion. The conversion value of the shares was $253,785 based on the value of the closing price of the common stock the preferred shares were convertible into on the day of issuance, plus the value of the control premium from voting rights assigned to the preferred share issuances.

During 2009, the Company issued an aggregate of 21,800,000 shares of common stock in private placements.  The consideration received was $173,000.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 14                    SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION) (CONTINUED)

During 2009, the Company issued an aggregate of 10,000,000 shares of common stock to a private investor to reduce the balance due of deferred compensation to the Chief Executive Officer by $100,000. The deferred compensation was assigned by the Chief Executive Officer to the private investor in lieu of cash, and the assigned liability was immediately converted to equity by the investor. The value of the shares issued according to the market price on the date of issuance was $187,500. The difference between the value of the deferred compensation and the value of the shares issued was recorded as a loss on conversion.

During 2009, the Company issued an aggregate of 2,500,000 shares of common stock for services rendered.  The shares were valued at $29,750, based on the market price on the date of issuance.

During 2009, the Company secured $5 Million in financing under an equity line of credit with Tangiers Investors, LP ("Tangiers") to fund the Company's operations and prospective mining acquisitions. North Bay has entered into a Securities Purchase Agreement with Tangiers that provides North Bay the right, but not the obligation, to draw down on the equity line of credit by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board ("OTCBB"). Tangiers' obligation to purchase shares of the Company's common stock under the Securities Purchase Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of the Company's common stock sold under the Securities Purchase Agreement and is limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  Upon signing the Securities Purchase Agreement, the Company has agreed to issue Tangiers $85,000 in restricted stock as a one-time commitment fee.  This was classified as Stock Payable at December 31, 2009 and valued at $115,310, based on the closing market price of our common stock as of October 7, 2009, the date the contract was signed.  Subsequently, the Company issued 6,589,147 shares of restricted common stock on January 20, 2010 to satisfy this obligation.

During 2010, the Company issued 6,589,147 shares of restricted common stock to Tangiers Investors, LP (“Tangiers”) as a one-time commitment fee in compliance with the October 7, 2009 agreement with Tangiers.  The value of these shares was recorded in 2009 as a stock payable due to the obligation existing at that time.  Due to the instrument to be only settled with the issuance of shares, no gain or loss was recorded with the issuance in 2010, and the full value of the stock payable was relieved to common stock and additional paid-in capital.

During 2010, the Company issued 5,000,000 shares of common stock in a Rule 504 private placement.  The consideration received was $50,000.

During 2010, the Company issued 10 million shares of common stock to Ruby Development Company as part of the initial consideration for the signing of an option-to-purchase agreement on the Ruby Mine. The market value of these shares as of the date the contract was executed was $150,000.  This amount was capitalized to Other Assets due to it being a part of the Ruby Mine Purchase Option costs.

NOTE 15                    WARRANTS

Ten million warrants were issued to Ruby Development Company on September 27, 2010 as a part of the purchase option agreement for the Ruby Mine. The fair value of the warrants of $149,896 was capitalized related to this issuance. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.015
Exercise Price of Warrants	$0.02
Term of Warrants (years)	2.26
Computed Volatility	440%
Annual Dividends	0.00%
Discount Rate	0.44%

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 15                    WARRANTS (CONTINUED)

Two and a half million warrants were issued to Tangiers Investors, LP on September 27, 2010 that were attached to a convertible promissory note agreement for $50,000. The fair value of 1,500,000 of the warrants of $22,475 was recorded as a discount on the convertible note payable upon issuance. The remaining 1,000,000 warrants had a fair value of $14,195.  $9,965 was recorded as an additional discount related to these warrants based on the contingency resulting in their issuance being resolved, and the remaining undiscounted portion of the convertible note being equal to $9,965.  This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.015
Exercise Price of Warrants	$0.05
Term of Warrants (years)	5.00
Computed Volatility	440%
Annual Dividends	0.00%
Discount Rate	1.31%

Five hundred thousand warrants were issued to Tangiers Investors, LP on December 30, 2010 that were attached to a convertible promissory note agreement for $50,000. The fair value of  500,000 of the warrants of $14,195 was recorded as a discount on the convertible note payable upon issuance. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.029
Exercise Price of Warrants	$0.05
Term of Warrants (years)	5.00
Computed Volatility	375%
Annual Dividends	0.00%
Discount Rate	2.06%

A summary of activity related to the Company’s warrant activity for the period ended December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010
AND DECEMBER 31, 2009

NOTE 16                    SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

Subsequent to December 31, 2010, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009.  As of the date of this report, the Company has issued an aggregate of 2,882,776 of these registered shares to Tangiers, in consideration of $95,000.

Subsequent to December 31, 2010, the Company issued 863,681 shares of common stock to satisfy a Convertible Promissory Note Agreement dated June 17, 2010 with Tangiers pursuant to which the Company received $17,500 as a loan from Tangiers.  The total amount satisfied on conversion was $18,724, consisting of $17,500 in principal plus $1,224 in accrued interest.

Subsequent to December 31, 2010, the Company issued 42,857 shares of common stock for geological services rendered. The shares were valued at $3,000, based on the closing market price on the date of issuance.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls And Procedures

Our management, with the participation of our principal executive and principal financial officer who is the same individual, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive/principal financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the principal executive/principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2010. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes having the following material weaknesses from the audited year ended December 31, 2010.

• Controls lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise and lack of segregation of duties over internal controls constitutes a material weakness in our internal controls.

• As of December 31 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the Company’s annual audit Management evaluated remediation plans related to the above internal control deficiencies. Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. The following options for improving the controls were analyzed (i) hiring a qualified CFO with both GAAP and SEC reporting experience (ii) forming an internal audit department (iii) subscribing to GAAP and SEC reporting databases (iv) additional staffing to provide segregation of duties and a review infrastructure for financial reporting (v) An information technology department to provide security over our information and to help facilitate electronic filing. In the evaluation, Management estimated implementation of the proposed remediation plan within 1 to 2 years. It was concluded from our evaluation that the costs to implement the plan were greater than the benefits to be received, and Management therefore passed on implementation until operations of the Company have improved. Due to the current operating condition of the company, and the current and future outlook of the economic climate, we do not foresee the ability to adequately implement the remediation plan within the foreseeable future.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected.  Our Board of Directors elects our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Perry Leopold	60	Chairman and Chief Executive Officer
Fred Michini	67	Director

Perry Leopold.  Mr. Leopold has served as Chairman and CEO of the Company since February 2006. Prior to joining the Company he led a number of successful enterprises over the past 25 years in a diverse number of fields, ranging from the arts and technology to finance and natural resources. In February 2006, Mr. Leopold was engaged as CEO to engineer the Company's total corporate restructuring and lead its re-emergence as the natural resources company formerly known as Enterayon, Inc. Mr. Leopold subsequently designed the Company's business model and incorporated state-of-the-art technology to assist in cost-efficient acquisition targeting, which has resulted in over 50 acquisitions of high-quality mining properties throughout British Columbia. Educated at the University of Pennsylvania, Mr. Leopold is also the founder and current President of Speebo Inc.(1), a privately owned exploration and development company. In addition, he is currently serving as President of Circular Logic, Inc., a registered Commodity Trading Advisor (CTA) and Commodity Pool Operator (CPO) firm specializing in commodity trading system development. Mr. Leopold is also the owner of The PAN Network, a private company he founded as a sole-proprietorship in 1981, and which has since been in continuous operation to the present day.

Fred Michini. Mr. Michini has served as a Director of the Company since August 2007.  He is a tax, financial, management accounting and litigation support specialist, and has extensive previous experience serving as the Chief Financial Officer of a variety of public and private companies, including Speebo, Inc. (1), a private mineral exploration company currently controlled by North Bay’s Chief Executive Officer, Perry Leopold. Mr. Michini is also a Certified Public Accountant, has been Partner and Managing Partner of two regional accounting firms, has served as an auditor for the U.S. General Accounting Office, and is a former Board Member of the Central Montgomery County Chamber of Commerce. Mr. Michini earned his B.S. from LaSalle University and his MBA from Temple University.  Mr. Michini has been employed as a CPA and Real Estate Tax Consultant by AJ Michini Associates since 1973 and by AJ Michini MBA CPA since 1984.  In addition, Mr. Michini serves as Acting CFO for Artimplant USA, a subsidiary of the Swedish public company Artimplant AB, a position he has held since 2005. As of January, 2008 Mr. Michini was no longer associated with Speebo, Inc.

(1) Speebo, Inc. is a private exploration and development company with mineral and energy-related claims throughout British Columbia.  In addition to its metal-based mineral claims, Speebo holds the rights to several oil shale properties in the Queen Charlotte Islands.  Prior to 2008 when British Columbia issued a permanent moratorium on uranium mining, Speebo also held the rights to dozens of uranium properties, most of which have subsequently been allowed to terminate   Speebo, Inc. has no active mining operations at the present time, nor does it intend to. Speebo Inc. was incorporated as a C-Corp in October 2006, and was reclassified as an S-Corp as of January 2008.  Perry Leopold is the sole officer, director, and shareholder. There have never been any material related-party transactions between Speebo, Inc. and North Bay Resources Inc.

Significant Employees

We have no significant employees other than our Chief Executive Officer.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Perry Leopold would not be considered “independent” under the NASDAQ rule due to the fact that he is an employee of our company.  Fred Michini would not be considered “independent” under the NASDAQ rule due to the fact that he has served on the board of directors of an affiliate within the past 3 years.

Board Meetings

During the fiscal year ended December 31, 2010, we had two directors. During the year fiscal year ended December 31, 2010, the Board held several meetings and has taken numerous actions by unanimous written consent.

Involvement In Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past 10 years in any of the following:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(5) any of the violations or events indicated under Item 401 of regulation S-K

Audit, Compensation and Nominating Committees

Our board has an audit committee made up solely of Fred Michini.

Our board of directors has determined that the Company has one audit committee financial expert, Mr. Michini.

As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two members, neither of which is considered independent.

Shareholder Communications

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to North Bay Resources Inc., PO Box 162, Skippack, PA 19474, Attn: Perry Leopold, CEO.

Section  16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These reports are filed on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements except as follows:  officer and director Perry Leopold and director Fred Michini each filed their respective Form 3 (Initial Statement Of Beneficial Ownership of Securities) late.  All Reporting Persons have been advised to file future required filings in a timely fashion.

Code of Ethics

We adopted a Code of Ethics on October 16, 2009 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is attached as Exhibit 14 to this registration statement.

Item 11.          Executive Compensation

The Company accrued or paid compensation to the Chief Executive Officer for services rendered to the Company in all capacities during the fiscal years shown in the Summary Compensation Table below. Deferred compensation accrued in 2010 and 2009 was $195,002 and $86,021 respectively.  These amounts represent the total deferred compensation of $216,000 expensed during each period, less $21,988 and $129,979 actually paid or settled in 2010 and 2009, respectively, as per the management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month.  The agreement includes Mr. Leopold’s base salary of $15,000 per month, and accrues entirely to deferred compensation during any period in which the commitment remains unpaid, which would be $216,000 in total deferred compensation annualized if no payments were made during the year.

Overview
The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy
The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and Company performance with commensurate cash compensation.

Elements of Compensation
Our compensation program for the named executive officers consists primarily of base salary and a non-qualified deferred compensation plan. There is no retirement plan, long-term incentive plan or other such plans, although Mr. Leopold’s agreement has a bonus plan, subject to the Board’s discretion. The Company is an exploration stage company with limited revenue. As such, we have not yet obtained a consistent revenue stream with which to fund employee salaries and bonus plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary
We have deferred salary compensation for our CEO, Mr. Perry Leopold.   Mr. Leopold’s services are provided under an agreement with PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month.  The agreement includes Mr. Leopold’s base salary of $15,000 per month, and accrues entirely to deferred compensation during any period in which the commitment remains unpaid.. Although the Company has had an accumulated deficit in the previous year of operations, Mr. Leopold’s salary is set pursuant to an agreement that the Company has entered into with the PAN Network. Our named executive officers receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers are reflected in the Summary Compensation Table below.

Non-Qualified Deferred Compensation
The Company has adopted an unfunded Non-Qualified Deferred Compensation Plan to recognize unpaid compensation owed to our Chief Executive Officer  Under this Plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The Plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of December 31, 2010 and 2009, the outstanding balance of the Plan is $838,474 and $656,310, respectively.  There is no accrued interest associated with the Plan.

In 2007, 2008, and 2009, our Chief Executive Officer was awarded restricted stock bonuses in recognition of the Company’s inability to provide cash compensation. These restricted stock bonuses were in addition to, and not in lieu of, the deferred base salary compensation.  The value of common shares was based on the market closing price on the day of issuance. The value of preferred shares was valued according to the closing price of the common stock the preferred shares were convertible into on the day of issuance, plus the value of the control premium from voting rights assigned to certain preferred share issuances. The valuations of these issuances are shown below:

Date	Type of Stock	Number of Shares	Value
2/12/2007	Preferred (I)	100	$101,000
2/9/2007	Common	250,000	$31,250
12/21/2007	Common	10,000,000	$900,000
12/16/2008	Common	2,500,000	$50,000
8/11/2009	Preferred (A) (G)	4,100,000	$253,785

There were no stock awards or bonuses of any kind to any officer or director in 2010.

Employment Agreements
During 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services. The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party.

Retirement Benefits
Currently, we do not provide any Company sponsored retirement benefits to any employee, including the named executive officers.

Prerequisites
Historically, we have not provided our named executive officers with any perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our board of directors.

The following table sets forth the compensation paid to our chief executive officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

Name and Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)(3)	Total ($)
Perry Leopold	2010	$180,000	$0	$0	$36,000	$216,000
Chief Executive Officer	2009	$180,000	$0	$253,785	$36,000	$469,785
	2008	$180,000	$0	$50,000	$36,000	$266,000
	2007	$180,000	$0	$1,032,250	$36,000	$1,248,250
	2006	$120,000	$0	$1,222,500	$96,000	$1,438,500

(1)
The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2010, 2009, 2008, 2007 and 2006 fiscal years for the aggregate grant date fair value of stock awards granted in such periods in accordance with FASB ASC Topic 718.

(2)
The base salary for Mr. Leopold is included in the management agreement with The PAN Network of $18,000 per month, all of which accrues to deferred compensation in the event it is unpaid when due each month.

(3)
All Other Compensation includes additional consideration due to the management contract with The PAN Network, which is wholly-owned by Mr. Leopold.  This agreement is for $18,000 per month, which includes Mr. Leopold’s base salary of $15,000 per month.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2010, and each person who served as an executive officer of North Bay Resources as of December 31, 2010:

2009 Grants of Plan Based Awards

Name	Grant Date	All Other Stock Awards (# of Shares) (1)	Closing Market Price of Awards on the Date of Grant	Grant Date Fair Value of Stock Awards ($)
Perry Leopold	-	0	$-	$0
Chairman and Chief Executive Officer

Outstanding Equity Awards at December 31, 2010

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2009 and 2010 that remain outstanding as of December 31, 2010. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards
Name		Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)
Perry Leopold	2010	0	0	0.00	12/31/10	0	0

COMPENSATION OF DIRECTORS

Director Compensation for Year Ended December 31, 2010

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Perry Leopold	$--	$--	$--	$--	$--	$--	$--
Fred Michini	$--	$--	$--	$--	$--	$--	$--
———————
(1)	Mr. Leopold and Mr. Michini did not receive any compensation in their capacity as directors for the Company in the year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2010. During the fiscal year ended December 31, 2010, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Outstanding Equity Awards at Fiscal Year-end.

There were no outstanding equity awards for our Executive officers in the most recent fiscal year ended December 31, 2010.

Standard Director Compensation Arrangement

We do not have a standard compensation arrangement for directors.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2010, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2010, with respect to the beneficial ownership of the Company’s outstanding voting securities by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Ownership Percent of Class (%)**		Total Voting Percent of Class (%)**

Common	Perry Leopold(4)(5)	13,379,362	16.68%		80.0%	(5)
Common	Fred Michini	1,051,000	1.3%		0.26%
Common	Tangiers (3)	12,339,147	15.39%		3.08%
Common	Ruby Development Company(6)	20,000,000	24.9%		4.98%
Common	All executive officers and directors as a group (2 persons)	14,430,362	18.00%		80.26%
Series A Preferred	Perry Leopold(4)	4,000,000	100%		100%
Series I Preferred	Perry Leopold(5)	100	100%	(5)	100%	(5)

** The percentages listed for each shareholder assume the exercise or exchange by that shareholder only, of his or its entire convertible or exchangeable security (including options or warrants), as the case may be, and thus include the shares underlying said convertible or exchangeable security (including options or warrants).  However, the percentages do not assume the exercise of all convertible or exchangeable securities (including options or warrants) by all the shareholders holding such securities.

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o North Bay Resources Inc., 2120 Bethel Road, Lansdale, PA 19446.

(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 80,186,434 shares of common stock outstanding on December 31, 2010 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2010, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Tangiers is the investor under the Securities Purchase Agreement, and currently owns 6,589,147 shares of common stock. All investment decisions of, and control of, Tangiers, LP are held by Robert Papiri and Michael Sobeck, its managing partners. Tangiers Capital, LLC makes the investment decisions on behalf of and controls Tangiers, LP. Tangiers acquired all shares being registered in this offering in a financing transaction with us.  Pursuant to a $50,000 Convertible Promissory Note Agreement dated September 27, 2010, Tangiers is also entitled to up to 2.5 million 5 year cashless warrants convertible to common stock and exercisable at $0.05. Combined with an earlier Convertible Promissory Note held by Tangiers for $17,500 dated June 17, 2010, which includes no warrants, and a $50,000 Convertible Promissory Note Agreement dated December 30, 2010 which includes 500,000 5 year warrants exercisable in cash at $0.05, the aggregate of $117,500 plus interest is convertible into 5,750,000 shares of common stock as of December 31, 2010.  The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

(4)
Mr. Leopold, the Company’s CEO and Chairman owns 4,000,000 shares of the Company’s Series A Preferred Stock. Each outstanding share of the Series A Preferred Stock has 10 votes per share, and may be converted to shares of common at a ratio of 5 to 1. The Series A Preferred Stock was issued in August 2009.

(5)
Mr. Leopold owns 100 shares of the Company’s Series I Preferred Stock. Each outstanding share of the Series I Preferred Stock represents its proportionate share of eighty per cent (80%) of all votes entitled to be voted and which is allocated to the outstanding shares of Series I Preferred Stock. These shares are not convertible into common stock or any commodities. The Series I Preferred Stock was issued in February 2007. These shares were issued our Chief Executive Officer, Mr. Perry Leopold, in February 2007 as an anti-takeover measure to insure that Mr. Leopold maintains control of the Company during periods when the Company’s stock may be severely undervalued and subject to hostile takeover in the open market.  As specified in the Certificate of Designation filed by the Company with the Delaware Secretary of State in February 2007, ”the outstanding shares of Series I Preferred Stock shall vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series I Preferred Stock outstanding and as long as at least one of such shares of Series I Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders.  Each outstanding share of the Series I Preferred Stock shall represent its proportionate share of the 80% that is allocated to the outstanding shares of Series I Preferred Stock. The Series I preferred shares supersede any other shares that Mr. Leopold may own so that any additional securities that Mr. Leopold may own do not increase his 80% voting rights, and are therefore included within the 80%.

(6)
The four (4) principals of Ruby Development Company (“RDC”), R.E. Frederking Trustee, W. R. Frederking, G. W. Frederking, and R. L. Frederking., each own 2.5 million shares of common stock.  Ruby Development Company is also entitled to 10 million warrants, immediately exercisable, and giving them the option to purchase up to 10 million shares of common stock at $0.02 per share until December 30, 2012. The warrants may be exercised, in whole or in part, any time, and from time to time, at RDC's discretion. The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

In August 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services.   The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party.

There are no other related party transactions other than the above listed transaction.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Perry Leopold would not be considered “independent” under the NASDAQ rule due to the fact that he is an employee of our company.  Fred Michini would not be considered “independent” under the NASDAQ rule due to the fact that he has served on the board of directors of an affiliate within the past 3 years.

Item 14.          Principal Accountant Fees and Services

The audited financial statements included herein for the fiscal years ended December 31, 2010 and December 31, 2009 have been audited by M&K CPAS, PLLC. The reports of M&K CPAS, PLLC are included herein in reliance upon the authority of this firm as experts in accounting and auditing.

M&K CPAS, PLLC has served as the Company’s independent registered public accounting firm since July 1, 2009. The following discussion presents fees for services rendered for 2010 and 2009.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009, the reviews of the quarterly interim financial statements included in our Form S-1 and amendments for the fiscal years ended December 31, 2010 and 2009, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended December 31, 2010) and billed to us by M&K CPAS, PLLC for the year ended December  31, 2009, including out-of-pocket costs were approximately $47,000 and $51,000, respectively. There were no other audit related, tax, or other fees billed by M&K CPAS, PLLC

PART IV

Item 15.          Exhibits and Financial Statement Schedules

See the Exhibit Index following the signature page of the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

North Bay Resources Inc.

By:	/s/ Perry Leopold
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

Signature	Title

/s/ Perry Leopold	President, Chief Executive Officer and Director
Perry Leopold	(Principal Executive Officer), Chief Financial Officer (Principal Accounting, Officer) and Chairman of the Board of Directors
/s/ Fred Michini
Fred Michini	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	NORTH STAR - MINFILE No 082FNW068(2)
10.39	NORTH STAR - MINFILE No 082FNW068 - Production(2)
10.40	NORTH STAR - MINFILE No 082FNW188(2)
10.41	NORTH STAR - MINFILE No 082FNW188 - Production(2)
10.42	NORTH STAR - MINFILE No 082FNW209(2)

10.43	NORTH STAR - MINFILE No 082FNW209 - Production(2)
10.44	PINE RIVER - MINFILE No 093O 009(2)
10.45	RACHEL - MINFILE No 082FSW299(2)
10.46	RACHEL - MINFILE No 082FSW299 - Production(2)
10.47	SILVER CUP - MINFILE No 082KNW113(2)
10.48	SILVER CUP - MINFILE No 082KNW116(2)
10.49	SILVER CUP - MINFILE No 082KNW220(2)
10.50	SILVER LEAF - MINFILE No 082FNW140(2)
10.51	SILVER LEAF - MINFILE No 082FNW140 - Production(2)
10.52	SILVER LEAF - MINFILE No 082FNW143(2)
10.53	SILVER LEAF - MINFILE No 082FNW143 - Production(2)
10.54	SILVER LEAF - MINFILE No 082FNW144(2)
10.55	SILVER LEAF - MINFILE No 082FNW144 - Production(2)
10.56	TRUAX - MINFILE No 092JNE060(2)
10.57	TULAMEEN - MINFILE No 092HNE128(2)
10.58	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.59	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.60	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.61	ACG Consulting Agreement(4)
10.62	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.63	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.64	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.65	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.66	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.67	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.68	Northern California Regional Center MOU dated October 14, 2010(7)
10.69	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.70	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.71	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.72	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.73	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.74	Geological Consulting Services Agreement dated March 7, 2011(13)
14	Code of Ethics(1)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*   Filed herewith.

 (1)Previously filed with the Company’s initial filing of Form S-1, SEC file number 333-164860, filed on February 11, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(2)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on June 16, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(3)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on July 21, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(4)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on August 20, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(5)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on September 17, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(6)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on October 4, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(7)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on November 2, 2010, and incorporated by this reference as an exhibit to this Form 10-K.

(8)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 4, 2011, and incorporated by this reference as an exhibit to this Form 10-K.

(9)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 7, 2011, and incorporated by this reference as an exhibit to this Form 10-K.

(10)Previously filed with the Company’s filing of Form S-1, SEC file number 333-171603, filed on January 7, 2011, and incorporated by this reference as an exhibit to this Form 10-K.

(11)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 1, 2011, and incorporated by this reference as an exhibit to this Form 10-K.

(12)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 4, 2011, and incorporated by this reference as an exhibit to this Form 10-K.

(13)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 10, 2011, and incorporated by this reference as an exhibit to this Form 10-K.