Form 10-Q
period 2011-03-31
NORTH BAY RESOURCES INC
filed 2011-05-09
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                      Accelerated filer ☐
Non-accelerated filer ☐                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  92,211,842 shares of Common Stock as of May 6, 2011.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	Mar 31, 2011	Dec 31, 2010
ASSETS
Current Assets
Cash	$90,893	$47,000
Accounts Receivable	83,000	-
Prepaid Expenses	7,410	9,910
Total Current Assets	181,303	56,910

Other Assets
Purchase Option – Ruby Mine	546,502	393,983
Total Other Assets	546,502	393,983
TOTAL ASSETS	$727,805	$450,893

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$124,216	$10,000
Accrued Expenses	866,474	838,474
Accrued Interest	2,264	2,264
Convertible notes payable net of discounts of $65,583 and $88,475, respectively	34,417	29,025
Total Current Liabilities	1,027,371	879,763
Total Liabilities	$1,027,371	$879,763

Stockholders’ Deficit
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 86,761,936 and 80,186,434 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	86,762	80,186
Additional Paid-In Capital	10,062,400	9,797,237
Deficit Accumulated During Exploration Stage	(10,452,828)	(10,310,393)
Total Stockholders’ Deficit	(299,566)	(428,870)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$727,805	$450,893

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING
MARCH 31, 2011 AND 2010 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2011 (Unaudited)

	3 months ended March 31, 2011	3 months ended March 31, 2010	Since inception (Jun 18, 2004 - Mar 31, 2011)
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$40,567
Cost of Revenue	-	-	49,070
Gross Loss	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	43,216	-	303,000
General & Administrative Costs	79,468	63,016	9,220,533
Mining Property Costs	20,824	11,487	852,423
Professional Services	18,330	25,450	136,078
Total Operating Expenses	161,838	99,953	10,512,034
Net Operating Loss	(161,838)	(99,953)	(10,520,537)
Other Income (Expenses)
Gain on Mineral Claim Sales & Joint-Ventures	96,000	5,000	492,893
Interest Income	15	28	124
Interest Expense	(76,612)	-	(172,050)
Loss on Conversion of Debt	-	-	(137,000)
Bad Debt Expense	-	-	(19,149)
Realized Loss on Investment	-	-	(97,109)
Net Other Income (Expenses)	19,403	5,028	67,709
Net Loss	$(142,435)	$(94,925)	$(10,452,828)
Other Comprehensive Loss
Unrealized Loss on Available for Sale Securities	-	(987)	-
Total Other Comprehensive Loss	$(142,435)	$(95,912)	$(10,452,828)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Basic and Diluted)	81,609,672	67,555,512
Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2011 (Unaudited)

	Preferred Stock			Common Stock
	Series A Shares	Series I Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Inception 6/18/2004	-	-	$-	-	$-	$-	$-	$-	$-
Founder's Shares issued	1,200,000	-	1,200	320,000	320	(1,520)	-	-	-
Shares issued for merger	1,200,000	-	1,200	320,000	320	(1,520)	-	-	-
Common Stock issued for cash	-	-	-	200,000	200	4,800	-	-	5,000
Net loss for year	-	-	-	-	-	-	(95,587)	-	(95,587)
Balance at 12/31/2004	2,400,000	-	$2,400	840,000	$840	$1,760	$(95,587)	$-	$(90,587)

Common Stock issued to convert debt	-	-	-	12,127	12	180,213	-	-	180,225

Common Stock issued for services	-	-	-	121,491	121	2,586,046	-	-	2,586,167

Common Stock issued for cash	-	-	-	102,643	103	517,597	-	-	517,700

Net loss for year	-	-	-	-	-	-	(1,816,896)	-	(1,816,896)

Balance at 12/31/2005	2,400,000	-	$2,400	1,076,261	$1,076	$3,285,616	$(1,912,483)	$-	$1,376,609

The accompanying notes are an integral part of these financial statements

	Preferred Stock			Common Stock
	Series A Shares	Series I Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued to convert debt	-	-	-	1,202,000	1,202	2,206,398	-	-	2,207,600
Common Stock issued for services	-	-	-	1,309,000	1,309	1,543,191	-	-	1,544,500

Expenses
paid by
shareholder	-	-	-	-	-	164,371	-	-	164,371

Net loss for year	-	-	-	-	-	-	(5,504,237)	-	(5,504,237)

Balance at 12/31/2006	2,400,000	-	$2,400	3,587,261	$3,587	$7,199,576	$(7,416,720)	$-	$(211,157)
Beneficial Conversion Features on notes payable	-	-	-	-	-	62,000	-	-	62,000
Common Stock issued to convert debt	-	-	1,350,000	1,350	120,150	-	-	-	121,500
Common Stock issued for services	-	-	-	10,575,000	10,575	959,425	-	-	970,000
Common Stock issued as interest on loan	-	-	-	10,000	10	1,490	-	-	1,500
Preferred Shares issued for services	-	100	-	-	-	101,000	-	-	101,000
Common Stock issued for conversion of preferred shares	(2,400,000)	-	(2,400)	1,200,000	1,200	1,200	-	-	-

The accompanying notes are an integral part of these financial statements

	Preferred Stock			Common Stock
	Series A Shares	Series I Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Shares bought back and retired	-	-	-	(200,000)	(200)	(1,800)	-	-	(2,000)

Net loss for year	-	-	-	-	-	-	(1,490,871)	-	(1,490,871)

Balance at 12/31/2007	-	100	$-	16,522,261	$16,522	$8,513,664	$(8,907,591)	-	$(377,405)

Rounding of shares due to stock split	-	-	-	26	-	-	-	-

Common Stock issued for services	-	-	-	5,500,000	5,500	224,500	-	-	230,000

Common Stock issued for cash	-	-	-	2,275,000	2,275	7,725	-	-	10,000

Contribution from investor	-	-	-	-	-	10,000	-	-	10,000

Mark to market AFS securities	-	-	-	-	-	-	-	22,780	22,780

Net loss for year	-	-	-	-	-	-	(328,478)	-	(328,478)

Balance at 12/31/2008	-	100	$-	24,297,287	$24,297	$8,755,889	$(9,236,069)	$22,780	$(433,103)

The accompanying notes are an integral part of these financial statements

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued for services	-	-	-	-	-	-	2,500,000	2,500	27,250	-	-	-	29,750
Preferred Stock issued for services	4,000,000	100,000	-	4,000	100	-	-	-	249,685	-	-	-	253,785

Common Stock issued for cash	-	-	-	-	-	-	21,800,000	21,800	151,200	-	-	-	173,000
Common Stock issued for deferred compensation	-	-	-	-	-	-	10,000,000	10,000	177,500	-	-	-	187,500
Loss realized on AFS securities	-	-	-	-	-	-	-	-	-	-	-	(22,780)	(22,780)
Stock payable for commitment fee on equity offering	-	-	-	-	-	-	-	-	(115,310)	115,310	-	-	(115,310)
Net loss for year	-	-	-	-	-	-	-	-	-	-	(786,979)	-	(786,979)
Balance at 12/31/2009	4,000,000	100,000	100	$4,000	$100	-	58,597,287	$58,597	$9,246,214	$115,310	$(10,023,048)	$-	$(598,827)

Common Stock issued for commitment fee on equity offering	-	-	-	-	-	-	6,589,147	6,589	108,721	(115,310)	-	-	-

Common Stock issued for cash	-	-	-	-	-	-	5,000,000	5,000	45,000	-	-	-	50,000

Discount on convertible notes from beneficial conversion features and attached warrants	-	-	-	-	-	-	-	-	107,406	-	-	-	107,406

The accompanying notes are an integral part of these financial statements

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued for Ruby Mine Purchase Option	-	-	-	-	-	-	10,000,000	10,000	140,000	-	-	-	150,000

Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	149,896	-	-	-	149,896

Net loss for period	-	-	-	-	-	-	-	-	-	-	(287,345)	-	(287,345)

Balance at 12/31/2010	4,000,000	100,000	100	$4,000	$100	-	80,186,434	$80,186	$9,797,237	-	$(10,310,393)	$-	$(428,870)

Common Stock issued for cash	-	-	-	-	-	-	4,068,497	4,069	140,931	-	-	-	145,000

Common Stock issued for convertible debt conversion	-	-	-	-	-	-	2,464,148	2,464	68,756	-	-	-	71,220

Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000

Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	50,000	-	-	-	50,000

Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519

Net loss for period	-	-	-	-	-	-	-	-	-	-	(142,435)	-	(142,435)

Balance at 3/31/2011	4,000,000	100,000	100	$4,000	$100	-	86,761,936	$86,762	$10,062,400	-	$(10,452,828)	$-	$(299,566)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDING
MARCH 31, 2011 AND 2010 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2011 (Unaudited)

			Since inception
	3 Months Ended	3 Months Ended	(Jun 18, 2004
	March 31, 2011	March 31, 2010	- Mar 31, 2011)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(142,435)	$(94,925)	$(10,452,828)
Adjustments to reconcile Net Loss
to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	3,000	-	5,113,017
Common Stock issued for mining exploration stage property	-	-	351,400
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Bad debt expense	-	-	19,149
Gain realized on transfer of AFS - securities	-	-	(9,875)
Amortization of discount on debt	72,892	-	153,823
Common Stock issued as interest on loan	-	-	1,500
Changes in operating assets and liabilities:
Accounts receivable	(83,000)	-	(83,000)
Prepaid expenses	2,500	-	2,500
Accounts payable	24,216	-	24,216
Accrued expenses	31,720	54,000	996,283
Other current assets	-	-	(29,059)
Net Cash Used in Operating Activities	(91,107)	(40,925)	(1,512,526)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for Ruby Option	(60,000)	-	(144,087)
Net Cash Used In Investing Activities	(60,000)	-	(144,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	145,000	50,000	900,700
Contributions from related party	-	-	244,994
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	50,000	-	603,812
Net Cash Provided by Financing Activities	195,000	50,000	1,747,506
Net cash increase for period	43,893	9,075	90,893
Cash at beginning of period	47,000	41,123	-
Cash at end of period	90,893	50,198	90,893
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$-	$149,896
Term extension of Ruby Mine warrants	$2,519	$-	$2,519
Cash obligation for purchase option - Ruby Mine	$100,000	$-	$100,000
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature on convertible notes payable	$50,000	$-	$157,406
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Unrealized gain on available for sale securities	$-	$(987)	$22,780
Accrued salary relieved for shares issued	$-	$-	$100,000
Common and preferred shares issued as founders shares	$-	$-	$3,040
Common stock issued for conversion of convertible debt	$71,220	$-	$71,220
Common stock issued for stock payable	$-	$(115,310)	$-

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2                                GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $10,452,828 as of March 31, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2011 and December 31, 2010. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of March 31, 2011 and December 31, 2010, respectively.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of March 31, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of March 31, 2011 and 2010, there were 38,623,038 and 22,000,000 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS:

	Mar 31, 2011	Mar 31, 2010
Net Loss	$(142,435)	$(94,925)
Weighted-average common shares Outstanding (Basic)	81,609,672	67,555,512
Weighted-average common stock Equivalents	38,623,038	22,000,000
Deduction of stock Equivalents not included due to net loss	(38,623,038)	(22,000,000)
Weighted-average common shares Outstanding (Diluted)	81,609,672	67,555,512
Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)

Recently Issued Accounting Standards

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

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

NOTE 5                                PREPAID EXPENSES

During 2009, the Company sold its War Eagle claims in consideration of $14,910 in prepaid marketing and advertising services.  As of March 31, 2011, $7,500 of these services had been used, and $7,410 of these services remain to be utilized.

NOTE 6                                PURCHASE OPTION – RUBY MINE

On September 27, 2010, the Company signed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012. Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000.  Four monthly option payments of $10,000 each, or $40,000 in total, became due as of October 1, 2010, with the October 1 payment deferred until December 31, 2010, by agreement,  In addition, in compliance with the agreement, the Company issued warrants to RDC that gives RDC the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and on October 1, 2010 a cash payment of $16,600 was paid to reimburse RDC for annual claim fees and taxes.  The next payment for claim fees and taxes to the US Bureau of Land Management (BLM) and Sierra County is not due until August 31, 2011.  Monthly option payments of $10,000 cash began on November 1, 2010, with the October option payment deferred until December 30, 2010, and $30,000 of the $40,000 due has been paid as of December 31, 2010.  The remaining monthly payment due on January 1, 2011 for the first option period ending January 31, 2010 is $10,000, which has been accrued for as of December 31, 2010, and which was subsequently paid on January 3, 2011. The Company has also paid an additional $8,114 in permit expenses as of December 31, 2010.  If the Company elects to renew the option for an additional 5 months, the agreement calls for a $50,000 cash payment to be made by February 1, 2011, followed by 4 monthly cash payments of $25,000 each.  Subsequent to December 31, 2010, RDC and the Company agreed to amend the terms of the second option period. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, which as of March 31, 2011, has been paid.  The payments due on May 1, 2011 (paid as of the date of this report) and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full.  In addition, in compliance with the agreement, on September 27, 2010, as amended on January 26, 2011, the Company issued the aforementioned warrants to RDC that gives them the option, until December 30, 2015, of purchasing up to 10 million shares of stock at $.02.  Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the real and personal property associated with the Ruby Gold Mine, and all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

Subsequent to March 31, 2011, the Company and RDC executed an amendment to the aforementioned agreements dated September 1, 2010, as amended, which provides revised terms for the accelerated exercise of the Company’s Option to Purchase from June 30, 2011 to June 1, 2011, and an increase to the final Option payment due on June 1, 2011 from $50,000 to $85,000.  Upon making the final option payment of $85,000 on June 1, 2011, the Company shall be deemed to have exercised the Option, and said payment shall also satisfy the requirement for a deposit to open escrow.  The Amendment also provides that monthly mortgage payments for the duration of 2011 shall be reduced from $85,000 per month to $35,000 per month.  In addition, and in consideration for amending the Agreements, the Company shall issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of Ruby Development Company or Ruby Gold, Inc. with any officer, director, or affiliate of North Bay Resources Inc.

All costs related to the acquisition of the purchase option or potential acquisition of the mining property, have been capitalized when incurred. All costs related to operating costs of the property have been expensed when incurred. During the period ended March 31, 2011 and December 31, 2010, the Company capitalized a total of $546,502 and $393,983, respectively, related to the Ruby Mine purchase option. Cash paid during the period ended March 31, 2011 and December 31, 2010 was equal to $60,000 and $84,087, respectively. Warrants issued during the period ended December 31, 2010 were valued at $149,896. Shares paid as of December 31, 2010 were valued at $150,000. Additional cash owed as of March 31, 2011 was equal to $100,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model.

NOTE 7                                ACCOUNTS PAYABLE

Pursuant to the Ruby Mine Option-to-Purchase agreement executed on September 27, 2010, the Company is obligated to make option payments of $10,000 per month, beginning October 1, 2010 through the end of the first option period ending January 31, 2011, for a total of $40,000. This balance accrued for within accounts payable as of December 31, 2010 was $10,000, which was paid on January 3, 2011. Effective January 26, 2011, RDC and the Company agreed to amend the terms of the second option period, which the Company exercised on January 28, 2011. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, which as of March 31, 2011, has been paid.  The payments due on May 1, 2011 (paid as of the date of this report) and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  This balance accrued for within accounts payable as of March 31, 2011 was $100,000.

During Q1, 2011, the Company agreed to reimburse ACG Consulting, LLC (“ACG”) a total of $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and the remaining $22,216 balance was accrued for within accounts payable.  Subsequent to March 31, 2011 and as of the date of this report, $0 remains outstanding and this account has been paid in full.

NOTE 8                                FINANCING

On June 17, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $17,500 as a loan from Tangiers.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.001 or (b) eighty percent (80%) of the lowest traded price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.  Conversion rights were waived by the holder from inception of the agreement through July 15, 2010. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,726. This value was recorded as a discount on debt and offset to additional paid in capital. During the three months ended March 31, 2011 the note balance of $17,500 and accrued interest of $1,225 was settled with conversion into 863,681 shares of common stock.  The unamortized portion of the discount at the time of conversion of $4,937 was fully amortized upon conversion. No gain or loss was recorded for the conversion due to the conversion being within the terms of the convertible debt agreement.

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

The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of grant to be $17,560 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $22,475 was recorded based on the fair value of the 1,500,000 warrants attached to the debt. This value was derived using the Black-Scholes valuation model. The 1,000,000 contingent warrants owed were valued at $15,000 according to the Black-Scholes model. This value was not recorded initially due to the contingent nature of the issuance.  This contingency was resolved ninety days after the note was issued when the note was unpaid.  As a result the 1,000,000 warrants were issued.  The remaining undiscounted portion of the note was $9,965.  As a result of the value of the warrants exceeding the remaining undiscounted portion of the note, only $9,965 was recorded as an additional discount from this issuance. During the three months ended March 31, 2011 the note balance of $50,000 and accrued interest of $2,495 was settled with conversion into 1,600,467 shares of common stock.  The unamortized portion of the discount at the time of conversion of $39,986 was fully amortized upon conversion. No gain or loss was recorded for the conversion due to the conversion being within the terms of the convertible debt agreement.

On December 30, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers for expenses related to our acquisition of the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) seventy percent (70%) of the lowest traded  price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of nine months and accrues interest at a rate equal to 9.9% per year.  In addition, Tangiers is entitled to 500,000 5-year warrants exercisable at $0.05.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $32,485 on the note, and $14,195 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $15,389 for the three months ended March 31, 2011.

On January 4, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.   The discount on the note from the beneficial conversion feature is $50,000, and $15,580 has been amortized for the three months ended March 31, 2011.  This note can not be converted if it results in Asher owning more than 4.99% of our outstanding shares.

The discounts on debt are being amortized straight line over the terms of the convertible notes. The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

NOTE 9                                COMMITMENTS AND CONTINGENCIES

As of March 31, 2011 and December 31, 2010, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 12 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.  The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's prospective mining projects in Northern California, which are now under review for possible acquisition.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG $50,000 as its share of the startup expenses, which as of December 31, 2010 were $0. In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.  As of December 31, 2010, no shares have been issued in connection with this agreement.  No payment of any kind is due until ACG files the Regional Center application with USCIS, which as of December 31, 2010, has not yet occurred.  During Q1, 2011, the Company agreed to reimburse ACG $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and $22,216 remained outstanding.  Subsequent to March 31, 2011 and as of the date of this report, $0 remains outstanding and this account has been paid in full.

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

The Ruby Gold Project

On September 27, 2010, the Company signed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012. Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000.  Four monthly option payments of $10,000 each, or $40,000 in total, became due as of October 1, 2010, with the October 1 payment deferred until December 31, 2010, by agreement,  In addition, in compliance with the agreement, the Company issued warrants to RDC that gives RDC the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and on October 1, 2010 a cash payment of $16,600 was paid to reimburse RDC for annual claim fees and taxes.  The next payment for claim fees and taxes to the US Bureau of Land Management (BLM) and Sierra County is not due until August 31, 2011.  Monthly option payments of $10,000 cash began on November 1, 2010, with the October option payment deferred until December 30, 2010, and $30,000 of the $40,000 due has been paid as of December 31, 2010.  The remaining monthly payment due on January 1, 2011 for the first option period ending January 31, 2010 is $10,000, which has been accrued for as of December 31, 2010, and which was subsequently paid on January 3, 2011. The Company has also paid an additional $8,114 in permit expenses as of December 31, 2010.  If the Company elects to renew the option for an additional 5 months, the agreement calls for a $50,000 cash payment to be made by February 1, 2011, followed by 4 monthly cash payments of $25,000 each.  Subsequent to December 31, 2010, RDC and the Company agreed to amend the terms of the second option period. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, and the payments due on May 1, 2011 (paid as of the date of this report) and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full.  In addition, in compliance with the agreement, on September 27, 2010, as amended on January 26, 2011, the Company issued the aforementioned warrants to RDC that gives them the option, until December 30, 2015, of purchasing up to 10 million shares of stock at $.02.  Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the real and personal property associated with the Ruby Gold Mine, and all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

Subsequent to March 31, 2011, the Company and RDC executed an amendment to the aforementioned agreements dated September 1, 2010, as amended, which provides revised terms for the accelerated exercise of the Company’s Option to Purchase from June 30, 2011 to June 1, 2011, and an increase to the final Option payment due on June 1, 2011 from $50,000 to $85,000.  Upon making the final option payment of $85,000 on June 1, 2011, the Company shall be deemed to have exercised the Option, and said payment shall also satisfy the requirement for a deposit to open escrow.  The Amendment also provides that monthly mortgage payments for the duration of 2011 shall be reduced from $85,000 per month to $35,000 per month.  In addition, and in consideration for amending the Agreements, the Company shall issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program.

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

NOTE 11                              DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of March 31, 2011 and December 31, 2010, the outstanding balance of the NQDC plan is $866,474 and $838,474, respectively.

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

For the year ended December 31, 2010 and the three month period ended March 31, 2011, no stock issuances were made to any officer or director of the Company.

NOTE 12                              RELATED PARTY TRANSACTIONS

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

NOTE 13                              SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION)

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

During Q1 2011, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of March 31, 2011, the Company has issued an aggregate of 4,068,497 of these registered shares to Tangiers, in consideration of $145,000.

During Q1 2011, the Company issued 863,681 shares of common stock to satisfy a Convertible Promissory Note Agreement dated June 17, 2010 with Tangiers pursuant to which the Company received $17,500 as a loan from Tangiers.  The total amount satisfied on conversion was $18,725, consisting of $17,500 in principal plus $1,225 in accrued interest.

During Q1 2011, the Company issued 1,600,467 shares of common stock to satisfy a Convertible Promissory Note Agreement dated September 27, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $52,495, consisting of $50,000 in principal plus $2,495 in accrued interest.

During Q1 2011, the Company issued 42,857 shares of common stock for geological services rendered. The shares were valued at $3,000, based on the closing market price on the date of issuance.

NOTE 14                              WARRANTS

Ten million warrants were issued to Ruby Development Company on September 27, 2010 as a part of the purchase option agreement for the Ruby Mine. The fair value of the warrants of $149,896 was capitalized related to this issuance. On January 26, 2011, the Ruby Mine purchase option was amended, and the term of said warrants was increased from two years to 5 years, and the fair value of the warrants was increased by $2,519 to $152,415.  This value was calculated via the Black-Scholes model. The key inputs for the initial valuation are shown below.

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

Stock Price on Measurement Date	$0.029
Exercise Price of Warrants	$0.05
Term of Warrants (years)	5.00
Computed Volatility	375%
Annual Dividends	0.00%
Discount Rate	2.06%

A summary of activity related to the Company’s warrant activity for the period ended March 31, 2011 and December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Outstanding at March 31, 2011	13,000,000	0.024	3.75	(1)

(1) Change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

NOTE 15                              SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company issued 975,000 shares of common stock to partially satisfy a Convertible Promissory Note Agreement dated December 30, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $27,983.  The remaining amount outstanding on the note is $22,018 plus interest.

Subsequent to March 31, 2011, the Company issued 2,363,794 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $210,000.

Subsequent to March 31, 2011, the Company issued 2 million shares of common stock to our Chief Executive Officer to relieve $180,000 in accrued deferred compensation.  The shares were valued at the closing market price on the day of issuance.

Subsequent to March 31, 2011, the Company issued 111,112 shares common stock to Fred Michini as directors compensation of $10,000.  The shares were valued at the closing market price on the day of issuance.

Subsequent to March 31, 2011, the Company and RDC executed an amendment to the aforementioned agreements dated September 1, 2010, as amended, which provides revised terms for the accelerated exercise of the Company’s Option to Purchase from June 30, 2011 to June 1, 2011, and an increase to the final Option payment due on June 1, 2011 from $50,000 to $85,000.  Upon making the final option payment of $85,000 on June 1, 2011, the Company shall be deemed to have exercised the Option, and said payment shall also satisfy the requirement for a deposit to open escrow.  The Amendment also provides that monthly mortgage payments for the duration of 2011 shall be reduced from $85,000 per month to $35,000 per month.  In addition, and in consideration for amending the Agreements, the Company shall issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2010.

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

We currently have an option to purchase agreement in place to acquire the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations. We intend to complete the acquisition of the Ruby Mine before the end of Q2, 2011, but there is no guarantee that the acquisition will be completed, that mining operations will begin, or that our mining operations will be successful.

As of March 31, 2011, we have joint-ventures underway on our (a) Fawn property in central British Columbia with Silver Quest Resources Ltd, and (b) our Coronation Gold property in southeastern British Columbia with Lincoln Resources Inc.

As of March 31, 2011 and March 31, 2010, cash gains from claim sales totaled $96,000 and $5,000, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

We currently do not control any properties with active mining operations, and while we presently have an option to acquire the Ruby Mine in Sierra County, California and intend to exercise said option prior to June 30, 2011, there is no guarantee that the acquisition will be completed, and that mining operations can commence.

As of March 31, 2011, we own the mineral rights to over 150 mining claims in British Columbia, which encompasses an aggregate holding of over 60,000 acres.  Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of March 31, 2011.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $10,452,828 as of March 31, 2011. In addition, we have a working capital deficit of $846,068 as of March 31, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of March 31, 2011 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of March 31, 2011 the accumulated deficit attributable to CEO compensation is $866,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash since 2006 has totaled $135,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, and $21,988 in 2010.  These cash expenditures are also included in the accumulated deficit.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of March 31, 2011, no options or warrants have been issued for compensation and none are outstanding.  As of March 31, 2011, 13 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of March 31, 2011 and 2010, there were 38,623,038 and 22,000,000 common stock equivalents outstanding, respectively.

Results of Operations for the Three Months Ended March 31, 2011 Compared to Results of Operations for the Three Months Ended March 31, 2010

Gains from Other Income.  For the three months ended March 31, 2011 and March 31, 2010, the Company’s  other income related to mineral claim sales and joint-ventures was $96,000 and $5,000, respectively. This increase is primarily attributable to the sale of a block of claims in the Slocan District of British Columbia. The Company has spent $20,824 and $11,487 in mineral property costs during each respective period in order to generate cash flows, consisting of claim registration and maintenance fees.

Operating Expenses.  For the three months ended March 31, 2011 and March 31, 2010, the Company had operating expenses of $161,838 and $99,953, respectively. The increase in operating expenses for the three months ended March 31, 2011, was due to increased expenses for consulting fees.

Net Loss. For the three months ended March 31, 2011 and March 31, 2010, we had net losses of $142,435 and $94,925. The increase in net loss that we incurred during the three months ended March 31, 2011 was due to increased interest expenses attributable to the debt discount from convertible notes.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders, Board members, employees and persons related to or acquainted with these. To remedy the current deficiency in our liquidity position, we will raise funds through additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in good standing and pay general administrative expenses.   We believe these expenses can be maintained at present levels for the foreseeable future.  Going forward, now that the Company is a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, we may not be able to maintain our mineral claims or make timely filings with the SEC.

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

As of March 31, 2011, total current assets were $181,303, which consisted of $90,893 of cash, $83,000 of accounts receivable, and $7,410 of prepaid expenses.  As of December 31, 2010, total current assets were $56,910, which consisted of $47,000 of cash and $9,910 of prepaid expenses.

As of March 31, 2011, total current liabilities were $1,027,371, which consisted of $866,474 of deferred compensation, $124,216 of accounts payable, $2,264 of accrued interest, and $34,417 in convertible notes payable net of discounts.  As of December 31, 2010, our total current and long-term liabilities were $879,763, and consisted mostly of deferred compensation.

We had a working capital deficit of $846,068 as of March 31, 2011, and a working capital deficit of $822,853 as of December 31, 2010

During the three months ended March 31, 2011, operating activities used cash of $91,107 as compared to the three months ended March 31, 2010 where we used cash of $40,925 in operating activities.  The increase is due primary to the amortization of the debt discount on convertible notes

Cash flows from financing activities represented the Company’s principal source of cash for the three month period ended March 31, 2011. Cash flows from financing activities during the three month period ended March 31, 2011, and March 31, 2010, were $195,000 and $50,000, respectively, and consisted primarily of proceeds from the issuance of stock and a $50,000 convertible note.

During the 3 month period ended March 31, 2011, the Company entered into a Securities Purchase Agreement for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at the Noteholder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  Proceeds from the Note are to be used for general working capital.

Recent Developments

On January 4, 2011, the Company announced that it has received clearance to list its shares on the Over The Counter Bulletin Board ("OTCBB"), effective January 4, 2011.  The Company’s stock symbol remains “NBRI”.

On January 11, 2011, the Company announced that, together with ACG Consulting, LLC ("ACG"), it has formally organized Ruby Gold, LLC as the special purpose entity that will own and operate the Ruby Gold Project under federal EB-5 Program guidelines, subject to the receipt of $7.5M in project funding. As previously disclosed in the Company's Form S-1/A as filed with the SEC on November 2, 2010 and in subsequent filings, before the Company can receive approval from USCIS and accept EB-5 funding, the Ruby Project must be organized as a new enterprise under the EB-5 Program. Effective January 7, 2011, North Bay and ACG have now completed this requirement by jointly organizing an appropriate special purpose entity as a Limited Liability Company domiciled in California under the name Ruby Gold, LLC (the "JV"). The initial ownership/membership interest in the JV will be held 60% by North Bay and 40% by ACG. Once approved by USCIS, it is expected that $7.5M in project funding will be raised from foreign investors in the form of a loan to the JV under EB-5 guidelines.

Effective January 26, 2011, and as set forth in the Company’s Current Report on Form 8-K filed on February 2, 2011, the Company and Ruby Development Company ("RDC") have executed an amendment (the "Amendment") to the Option Agreement and Option Addendum dated September 1, 2010, (the “Option”) on the property known as the Ruby Gold Mine ("Ruby") in Sierra County, California.  The Amendment provides revised terms for the extension of the Option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, and the payments due on May 1, 2011 and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  In addition, the term of the warrants included as consideration in the original agreement has been extended from Dec 30, 2012 to Dec 30, 2015.  All other terms of the original agreement remain in effect.  Accordingly, the Company has exercised its right to extend the term of the Option for an additional five (5) months, beginning on February 1, 2011.  As of March 31, 2011 and the date of this report, all required payments and reimbursed expenses have been paid in full.

Effective February 10, 2011, and as set forth in the Company’s Current Report on Form 8-K filed on February 14, 2011, the Company executed an agreement (the “Agreement”) to sell a number its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  Upon receipt of the initial $10,000 payment, North Bay shall transfer to Yardley the claims identified in Schedule A of the Agreement as “Bosun Fr”, “Democrat RCG”, “Democrat RCG 2”, “Daybreak RCG”, “Corinth RCG”, and “Mammoth SW”.  As of March 31, 2011, the aforementioned payment has been received, and title to the claims pledged to Yardley have been transferred. Upon receipt of the second payment of $33,000 by North Bay, North Bay shall transfer to Yardley the claims identified in Schedule A of the Agreement as the “Silver Leaf Property”, “Joan”, and “Meteor”.  Upon receipt of the final payment of $50,000 by North Bay, North Bay shall transfer to Yardley all of the remaining claims in Schedule A of the Agreement that had not been previously transferred.  North Bay has further agreed to maintain all of the claims in good standing through July 1, 2011.

On February 22, 2011, the Company announced that the United States Forest Service ("USFS") has approved the recently-updated Plan of Operations for the Ruby Mine, and has authorized its renewal through December 31, 2018. The Plan of Operations functions as the primary permit required before mining operations can begin, and its renewal by USFS through the year 2018 represents a major milestone along the path towards the planned resumption of mining operations at the Ruby Mine.

Effective March 7, 2011, and as set forth in the Company’s Current Report on Form 8-K filed on March 10, 2011, the Company engaged Mr. Theodore A. DeMatties, Certified Professional Geologist (CPG #4446) and Registered Minnesota Geologist (#30184), to provide geological consulting services to the Company.  The scope of Mr. DeMatties' engagement is to (a) develop a portfolio of viable mining projects in the Western US for consideration by the Company for prospective acquisition or joint-venture, and (b) pursue financing and joint-venture opportunities for the Company's interests in British Columbia, Canada.  In consideration of these services, the Company has agreed to pay Mr. DeMatties $3,000 cash and $3,000 in restricted Rule 144 stock.  In addition, Mr. DeMatties shall be entitled to a 10% finders fee on any financing or joint-venture facilitated by Mr. DeMatties on any of the Company’s Canadian properties.  Accordingly, on March 7, 2011, the Company issued 42,857 restricted shares of common stock to Mr. DeMatties, the number of shares of which was determined by our closing stock price on March 7, 2011 of $0.07.

On March 25, 2011, the Company announced that it is creating a new operating unit, North Bay Capital Group ("NBCG"), to facilitate the management of future joint-ventures in the US that are expected to qualify for EB-5 funding. Accordingly, NBCG intends to begin preparing applications to create new EB-5 Regional Centers in several western US states to provide the funding vehicle for new mining projects in the US which are currently under consideration. Concurrent with the planned completion of the Ruby Mine acquisition, the Company also announced that it intends to recruit a qualified geologist or mining engineer to serve as the Company's Chief Operations Officer ("COO"), to oversee the management of the Company's US mining operations. Following the appointment of the COO, CEO Perry Leopold will continue to manage the Company's portfolio of Canadian assets, and as head of NBCG, will remain active in securing and funding new acquisitions and joint-ventures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer who is the same individual, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive/principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive/principal financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

•           Controls lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise and lack of segregation of duties over internal controls constitutes a material weakness in our internal controls.

•           As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended March 31, 2011, the Company issued shares of Common Stock in the following transactions:

•
On March 2, 2011, 863,681 shares of common stock were issued to satisfy a Convertible Promissory Note Agreement dated June 17, 2010 with Tangiers pursuant to which the Company received $17,500 as a loan from Tangiers.  The total amount satisfied on conversion was $18,724, consisting of $17,500 in principal plus $1,224 in accrued interest.

•	On March 7, 2011, 42,857 shares of common stock were issued for geological consulting services rendered. The shares were valued at $3,000, based on the closing market price on the date of issuance.

•
On March 30, 2011, 1,600,467 shares of common stock were issued to satisfy a Convertible Promissory Note Agreement dated September 27, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $52,495, consisting of $50,000 in principal plus $2,495 in accrued interest.

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BAY RESOURCES INC.
Date: May 9, 2011	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)

10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	NORTH STAR - MINFILE No 082FNW068(2)
10.39	NORTH STAR - MINFILE No 082FNW068 - Production(2)
10.40	NORTH STAR - MINFILE No 082FNW188(2)
10.41	NORTH STAR - MINFILE No 082FNW188 - Production(2)
10.42	NORTH STAR - MINFILE No 082FNW209(2)
10.43	NORTH STAR - MINFILE No 082FNW209 - Production(2)
10.44	PINE RIVER - MINFILE No 093O 009(2)
10.45	RACHEL - MINFILE No 082FSW299(2)
10.46	RACHEL - MINFILE No 082FSW299 - Production(2)
10.47	SILVER CUP - MINFILE No 082KNW113(2)
10.48	SILVER CUP - MINFILE No 082KNW116(2)
10.49	SILVER CUP - MINFILE No 082KNW220(2)
10.50	SILVER LEAF - MINFILE No 082FNW140(2)
10.51	SILVER LEAF - MINFILE No 082FNW140 - Production(2)
10.52	SILVER LEAF - MINFILE No 082FNW143(2)
10.53	SILVER LEAF - MINFILE No 082FNW143 - Production(2)
10.54	SILVER LEAF - MINFILE No 082FNW144(2)
10.55	SILVER LEAF - MINFILE No 082FNW144 - Production(2)
10.56	TRUAX - MINFILE No 092JNE060(2)
10.57	TULAMEEN - MINFILE No 092HNE128(2)
10.58	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.59	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.60	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.61	ACG Consulting Agreement(4)
10.62	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.63	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.64	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.65	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.66	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.67	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)

10.68	Northern California Regional Center MOU dated October 14, 2010(7)
10.69	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.70	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.71	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.72	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.73	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.74	Geological Consulting Services Agreement dated March 7, 2011(13)
10.75	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.76	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
14	Code of Ethics(1)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*   Filed herewith.

 (1)Previously filed with the Company’s initial filing of Form S-1, SEC file number 333-164860, filed on February 11, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(2)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on June 16, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(3)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on July 21, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(4)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on August 20, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(5)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on September 17, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(6)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on October 4, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(7)Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on November 2, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(8)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 4, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(9)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 7, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(10)Previously filed with the Company’s filing of Form S-1, SEC file number 333-171603, filed on January 7, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(11)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 1, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(12)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 4, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(13)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 10, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(14)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 1, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(15)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 25, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.