Form 10-Q
period 2011-06-30
NORTH BAY RESOURCES INC
filed 2011-08-12
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                         Accelerated filer ☐
Non-accelerated filer ☐                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  96,476,743 shares of Common Stock as of August 11, 2011.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	Jun 30, 2011	Dec 31, 2010
ASSETS
Current Assets
Cash	$229,196	$47,000
Accounts Receivable	70,000	-
Prepaid Expenses	4,910	9,910
Total Current Assets	304,106	56,910

Other Assets
Purchase Option – Ruby Mine	801,442	393,983
Total Other Assets	801,442	393,983
TOTAL ASSETS	$1,105,548	$450,893

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$10,000
Accrued Expenses	712,474	838,474
Accrued Interest	1,020	2,264
Convertible notes payable (net of discounts of $17,935 and $88,475, respectively)	32,065	29,025
Total Current Liabilities	745,559	879,763
Total Liabilities	$745,559	$879,763

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 94,583,165 and 80,186,434 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	94,583	80,186

Additional Paid-In Capital	10,961,226	9,797,237
Deficit Accumulated During Exploration Stage	(10,699,920)	(10,310,393)
Total Stockholders’ Equity (Deficit)	359,989	(428,870)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$1,105,548	$450,893

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDING
JUNE 30, 2011 AND 2010 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2011 (Unaudited)

	3 months ended	3 months ended	6 months ended	6 months ended	Since inception (June 18, 2004 -
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011)
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-	$-	$40,567
Cost of Revenue	-	-	-	-	49,070
Gross Loss	-	-	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	46,750	-	89,966	-	349,750
General & Administrative Costs	96,465	61,677	175,933	147,045	9,316,998
Mining Property Costs	37,417	17,675	58,241	29,163	889,840
Professional Services	10,690	9,653	29,020	12,750	146,768
Total Operating Expenses	191,322	89,005	353,160	188,958	10,703,356
Net Operating Loss	(191,322)	(89,005)	(353,160)	(188,958)	(10,711,859)
Other Income (Expenses)
Gain on Mineral Claim Sales	7,500	-	103,500	5,000	223,244
Gain on Joint-Ventures	-	10,550	-	10,550	277,149
Interest Income	90	9	105	37	214
Interest Expense	(48,015)	-	(124,627)	-	(220,065)
Loss on Conversion of Debt	-	-	-	-	(137,000)
Bad Debt Expense	-	-	-	-	(19,149)
Loss on Settlement	(15,345)	-	(15,345)	-	(15,345)
Realized Gain (Loss) on Investment	-	10,862	-	9,875	(97,109)
Net Other Income (Expenses)	(55,770)	21,421	(36,367)	25,462	11,939
Net Loss	(247,092)	(67,584)	(389,527)	(163,496)	(10,699,920)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	92,228,688	70,186,434	84,578,272	68,878,241
Basic Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	92,228,688	70,186,434	84,578,272	68,878,241
Diluted Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2011 (Unaudited)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Inception 6/18/2004	-	-	-	$-	$-	$-	-	$-	$-	$-	$-	$-	$-

Founder's Shares issued	1,200,000	-	-	1,200	-	-	320,000	320	(1,520)	-	-	-	-

Shares issued for merger	1,200,000	-	-	1,200	-	-	320,000	320	(1,520)	-	-	-	-

Common Stock issued for cash	-	-	-	-	-	-	200,000	200	4,800	-	-	-	5,000

Net loss for year	-	-	-	-	-	-	-	-	-	-	(95,587)	-	(95,587)

Balance at 12/31/2004	2,400,000	-	-	$2,400	$-	$-	840,000	$840	$1,760	$-	$(95,587)	$-	$(90,587)

Common Stock issued to convert debt	-	-	-	-	-	-	12,127	12	180,213	-	-	-	180,225

Common Stock issued for services	-	-	-	-	-	-	121,491	121	2,586,046	-	-	-	2,586,167

Common Stock issued for cash	-	-	-	-	-	-	102,643	103	517,597	-	-	-	517,700

Net loss for year	-	-	-	-	-	-	-	-	-	-	(1,816,896)	-	(1,816,896)

Balance at 12/31/2005	2,400,000	-	-	$2,400	$-	$-	1,076,261	$1,076	$3,285,616	$-	$(1,912,483)	$-	$1,376,609

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued to convert debt	-	-	-	-	-	-	1,202,000	1,202	2,206,398	-	-	-	2,207,600

Common Stock issued for services	-	-	-	-	-	-	1,309,000	1,309	1,543,191	-	-	-	1,544,500

Expenses paid by shareholder	-	-	-	-	-	-	-	-	164,371	-	-	-	164,371

Net loss for year	-	-	-	-	-	-	-	-	-	-	(5,504,237)	-	(5,504,237)

Balance at 12/31/2006	2,400,000	-	-	$2,400	$-	$-	3,587,261	$3,587	$7,199,576	$-	$(7,416,720)	$-	$(211,157)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Beneficial Conversion Features on notes payable	-	-	-	-	-	-	-	-	62,000	-	-	-	62,000

Common Stock issued to convert debt	-	-	-	-	-	-	1,350,000	1,350	120,150	-	-	-	121,500

Common Stock issued for services	-	-	-	-	-	-	10,575,000	10,575	959,425	-	-	-	970,000

Common Stock issued as interest on loan	-	-	-	-	-	-	10,000	10	1,490	-	-	-	1,500

Preferred Shares issued for services	-	-	100	-	-	-	-	-	101,000	-	-	-	101,000

Common Stock issued for conversion of preferred shares	(2,400,000)	-	-	(2,400)	-	-	1,200,000	1,200	1,200	-	-	-	-

Shares bought back and retired	-	-	-	-	-	-	(200,000)	(200)	(1,800)	-	-	-	(2,000)

Expenses paid by shareholder	-	-	-	-	-	-	-	-	70,623	-	-	-	70,623

Net loss for year	-	-	-	-	-	-	-	-	-	-	(1,490,871)	-	(1,490,871)

Balance at 12/31/2007	-	-	100	$-	$-	$-	16,522,261	$16,522	$8,443,041	$-	$(8,907,591)	$-	$(377,405)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Rounding of shares due to stock split	-	-	-	-	-	-	26	-	-	-	-	-	-

Common Stock issued for services	-	-	-	-	-	-	5,500,000	5,500	224,500	-	-	-	230,000

Common Stock issued for cash	-	-	-	-	-	-	2,275,000	2,275	7,725	-	-	-	10,000

Contribution from investor	-	-	-	-	-	-	-	-	10,000	-	-	-	10,000

Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	22,780	22,780

Net loss for year	-	-	-	-	-	-	-	-	-	-	(328,478)	-	(328,478)

Balance at 12/31/2008	-	-	100	$-	$-	$-	24,297,287	$24,297	$8,685,266	$-	$(9,236,069)	$22,780	$(433,103)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for services	-	-	-	-	-	-	2,500,000	2,500	27,250	-	-	-	29,750

Preferred Stock issued for services	4,000,000	100,000	-	4,000	100	-	-	-	249,685	-	-	-	253,685

Common Stock issued for cash	-	-	-	-	-	-	21,800,000	21,800	151,200	-	-	-	173,000

Common Stock issued for deferred compensation	-	-	-	-	-	-	10,000,000	10,000	177,500	-	-	-	187,500

Loss realized on AFS securities	-	-	-	-	-	-	-	-	-	-	-	(22,780)	(22,780)

Stock payable for commitment fee on equity offering	-	-	-	-	-	-	-	-	(115,310)	115,310	-	-	-

Net loss for year	-	-	-	-	-	-	-	-	-	-	(786,979)	-	(786,979)

Balance at 12/31/2009	4,000,000	100,000	100	$4,000	$100	$-	58,597,287	$58,597	$9,175,591	$115,310	$(10,023,048)	$-	$(598,827)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for commitment fee on equity offering	-	-	-	-	-	-	6,589,147	6,589	108,721	(115,310)	-	-	-

Common Stock issued for cash	-	-	-	-	-	-	5,000,000	5,000	45,000	-	-	-	50,000

Discount on convertible notes from beneficial conversion features and attached warrants	-	-	-	-	-	-	-	-	107,406	-	-	-	107,406

Common Stock issued for Ruby Mine Purchase Option	-	-	-	-	-	-	10,000,000	10,000	140,000	-	-	-	150,000

Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	149,896	-	-	-	149,896

Net loss for period	-	-	-	-	-	-	-	-	-	-	(287,345)	-	(287,345)

Balance at 12/31/2010	4,000,000	100,000	100	$4,000	$100	$-	80,186,434	$80,186	$9,726,614	$-	$(10,310,393)	$-	$(428,870)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued for cash	-	-	-	-	-	-	7,791,198	7,791	520,209	-	-	-	528,000

Common Stock issued for convertible debt conversion	-	-	-	-	-	-	3,901,564	3,902	118,930	-	-	-	122,832

Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000

Common Stock issued for settlement of services							550,000	550	61,545				62,095

Common Stock issued for deferred compensation							2,000,000	2,000	178,000				180,000

Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000

Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	50,000	-	-	-	50,000

Term Extension of Ruby warrants									2,519				2,519

Warrants issued for Purchase Option – Ruby Mine									219,940				219,940

Net loss for period	-	-	-	-	-	-	-	-	-	-	(389,527)	-	(389,527)

Balance at 6/30/2011	4,000,000	100,000	100	$4,000	$100	$-	94,583,165	$94,583	$10,961,226	$-	$(10,699,920)	$-	$359,989

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDING
JUNE 30, 2011 AND 2010 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2011 (Unaudited)

	6 Months Ended June 30, 2011		6 Months Ended June 30, 2010		Since inception (June 18, 2004 - June 30, 2011)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(389,527)		$(163,496)		$(10,699,920)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims, non-cash		-		-		(110,935)
Common Stock issued for services		13,000		-		5,123,017
Common Stock issued for for mining exploration stage property		-		-		351,400
Preferred Stock issued for bonus		-		-		253,785
Loss on conversion of debt and deferred compensation		-		987		2,150,513
Loss on AFS securities “other than temporary”		-		-		106,985
Loss on Settlement		62,095		-		62,095
Bad debt expense		-		-		19,149
Gain realized on transfer of AFS - securities		-		(9,875)		(9,875)
Amortization of discount on debt		120,540		-		220,402
Common Stock issued as interest on loan		-		-		1,500
Changes in operating assets and liabilities:
Accounts receivable		(70,000)		-		(83,000)
Prepaid expenses		5,000		-		2,500
Accounts payable		4,088		-		28,304
Accrued expenses		54,000		108,001		990,916
Other current assets		-		(10,000)		(29,059)
Net Cash Used in Operating Activities		(200,804)		(74,383)		(1,622,223)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for Ruby Option		(195,000)		-		(279,087)
Net Cash Used In Investing Activities		(195,000)		-		(279,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock		528,000		50,000		1,283,700
Contributions from related party		-		-		244,994
Shares re-purchased and retired		-		-		(2,000)
Borrowings on convertible debt		50,000		17,500		603,812
Net Cash Provided by Financing Activities		578,000		67,500		2,130,506
Net cash increase for period		182,196		(6,883)		229,196
Cash at beginning of period		47,000		41,123		-
Cash at end of period		229,196		34,240		229,196
Supplementary Cash Flow Information:
Cash Paid for Interest		-		-		-
Cash Paid for Taxes		-		-		-
Non-Cash Investing & Financing Activities:	$		$		$
Common Stock issued For conversion of preferred shares		$-		$-		$2,400
Common Stock issued For conversion of debt and accrued salary		$-		$-		$253,912
Warrants issued for purchase option - Ruby Mine		$219,940		$-		$369,836
Term extension of Ruby Mine warrants		$2,519		$-		$2,519
Stock Issued for purchase option - Ruby Mine		$-		$-		$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable		$50,000		$-		$157,406
Transfer of available for sale securities to relieve accrued salary		$-		$12,838		$12,838
Accrued salary relieved for shares issued		$180,000		$-		$280,000
Common and preferred shares issued as founders shares		$-		$-		$3,040
Common stock issued for conversion of convertible debt		$122,832		$-		$122,832
Common stock issued for stock payable		$-		$(115,310)		$-

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

The Generative Business Model is our short term plan to leverage properties until funding is adequate to implement our long term plan. The Company’s long term plan is to locate and extract gold and silver from current exploration stage properties. This will be done through utilizing joint-ventures and other funding that i3s available to develop properties until they reach the production stage. Once in the production stage, the Company plans on extracting gold, silver, and other profitable by-products, and selling them to smelters. The Company has not currently begun this stage of the business plan.

NOTE 2                                GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $10,699,920 as of June 30, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2011 and December 31, 2010. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2011 and December 31, 2010, respectively.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2011 and 2010, there were 37,561,567 and 22,000,000 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2011 and 2010, respectively:

	June 30, 2011	June 30, 2010
Net Loss	$(389,527)	$(163,496)
Weighted-average common shares Outstanding (Basic)	84,578,272	68,878,241
Weighted-average common stock Equivalents	37,561,567	22,000,000
Deduction of stock Equivalents not included due to net loss	(37,561,567)	(22,000,000)
Weighted-average common shares Outstanding (Diluted)	84,578,272	68,878,241
Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)

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

NOTE 5                                PREPAID EXPENSES

During 2009, the Company sold its War Eagle claims in consideration of $14,910 in prepaid marketing and advertising services.  As of June 30, 2011, $10,000 of these services had been used, and $4,910 of these services remains to be utilized.

NOTE 6                                ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of June 30, 2011, cash payments of $23,000 have been received, and $70,000 remained outstanding. Subsequent to June 30, 2011, additional cash payments totaling $40,000 have been received, and the Company has accepted a $30,000 promissory note due by September 30, 2011.  Accordingly, the Agreement has been completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.

NOTE 7                                PURCHASE OPTION – RUBY MINE

On September 27, 2010, the Company signed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012. Terms of the Ruby agreement provide for an initial option period of 5 months that expires on January 31, 2011, at which time we may elect to extend the option for a second 5 month period, expiring on June 30, 2011.  The Company may exercise its right to purchase the Ruby at any time during the option period, but no later than June 30, 2011.  The initial consideration of the option period is $50,000 cash and 10 million shares of common stock to be credited towards the purchase price at a value of $150,000.  Four monthly option payments of $10,000 each, or $40,000 in total, became due as of October 1, 2010, with the October 1 payment deferred until December 31, 2010, by agreement. In addition, in compliance with the agreement, the Company issued warrants to RDC that gives RDC the option of purchasing up to 10 million shares of stock at an exercise price of $.02 initially exercisable until December 30, 2012. The Company has also agreed to reimburse RDC within 30 days of invoice for all claim fees, taxes, and permit expenses during the option period, and on October 1, 2010 a cash payment of $16,600 was paid to reimburse RDC for annual claim fees and taxes.  The next payment for claim fees and taxes to the US Bureau of Land Management (BLM) and Sierra County is not due until August 31, 2011, which has been paid as of the date of this report.  Monthly option payments of $10,000 cash began on November 1, 2010, with the October option payment deferred until December 30, 2010, and $30,000 of the $40,000 due has been paid as of December 31, 2010.  The remaining monthly payment due on January 1, 2011 for the first option period ending January 31, 2010 is $10,000, which has been accrued for as of December 31, 2010, and which was subsequently paid on January 3, 2011. The Company has also paid an additional $8,114 in permit expenses as of December 31, 2010.  If the Company elects to renew the option for an additional 5 months, the agreement calls for a $50,000 cash payment to be made by February 1, 2011, followed by 4 monthly cash payments of $25,000 each.  Subsequent to December 31, 2010, RDC and the Company agreed to amend the terms of the second option period. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, which has been paid.  The payments due on May 1, 2011 (paid) and June 1, 2011 (paid), respectively, have been increased from $25,000 to $50,000.  In addition, the amendment extends term of the warrants included as consideration in the original agreement has been extended from December 30, 2012 to December 30, 2015.  All other terms of the original agreement remain in effect. Upon exercise of the option to complete the purchase at any time on or before June 30, 2011, the Company will pay a minimum of $85,000 cash per month until the purchase price of $2,500,000 is paid in full by December 30, 2012.  The aforementioned notwithstanding, the Company must exercise its option and initiate its purchase within 60 days following the effective date of the approval of North Bay’s EB-5 Regional Center by the United States Customs and Immigration Service ("USCIS"). As an additional acceleration of purchase payments, RDC shall have the option of being paid up to 50% of all EB-5 tranches within 15 days of receipt by the Company until the unpaid balance is paid in full. All option payments and the initial consideration of $50,000 cash and $150,000 in stock shall be applied in full toward the purchase price.  Reimbursed expenses for claim fees, taxes, and permits do not apply towards the purchase price.  Interest of 3% per annum shall accrue on the outstanding principal until paid in full.  In addition, in compliance with the agreement, on September 27, 2010, as amended on January 26, 2011, the Company issued the aforementioned warrants to RDC that gives them the option, until December 30, 2015, of purchasing up to 10 million shares of stock at $.02.  Upon the exercise of the option to purchase and the transfer of title, the Company will receive all of the real and personal property associated with the Ruby Gold Mine, and all of the shares of Ruby Gold, Inc., a private California corporation whose sole asset is $170,000 in reclamation bonds securing the permits at the Ruby Mine. In addition, it has been agreed that the Company must obtain a public liability insurance policy with coverage of at least $1 million before the Company can begin work at the Ruby.

On April 22, 2011, the Company and RDC executed an amendment to the aforementioned agreements dated September 1, 2010, as amended, which provides revised terms for the accelerated exercise of the Company’s Option to Purchase from June 30, 2011 to June 1, 2011, and an increase to the final Option payment due on June 1, 2011 from $50,000 to $85,000.  Upon making the final option payment of $85,000 on June 1, 2011, the Company shall be deemed to have exercised the Option, and said payment shall also satisfy the requirement for a deposit to open escrow.  The Amendment also provides that monthly mortgage payments for the duration of 2011 shall be reduced from $85,000 per month to $35,000 per month.  In addition, and in consideration for amending the Agreements, the Company shall issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program.

On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made the final option payment of $85,000 to open escrow.  Subsequent to June 30, 2011, escrow was closed and the acquisition of the Ruby Mine was completed.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of Ruby Development Company or Ruby Gold, Inc. with any officer, director, or affiliate of North Bay Resources Inc.

All costs related to the acquisition of the purchase option or potential acquisition of the mining property, have been capitalized when incurred. All costs related to operating costs of the property have been expensed when incurred. As of  June 30, 2011 and December 31, 2010, the Company capitalized a total of $801,442 and $393,983, respectively, related to the Ruby Mine purchase option. Cash paid during the period ended June 30, 2011 and December 31, 2010 was equal to $195,000 and $84,087, respectively. Warrants issued during the periods ended December 31, 2010 and June 30, 2011 were valued at $149,896 and $219,940 respectively. Shares paid as of December 31, 2010 were valued at $150,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model. In addition, $219,940 was capitalized to the purchase option during the six months ended June 30, 2011 related to the amendment on April 22, 2011 to issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program. The value of the additional warrants was calculated using the Black-Scholes model.

NOTE 8                                ACCOUNTS PAYABLE

Pursuant to the Ruby Mine Option-to-Purchase agreement executed on September 27, 2010, the Company is obligated to make option payments of $10,000 per month, beginning October 1, 2010 through the end of the first option period ending January 31, 2011, for a total of $40,000. This balance accrued for within accounts payable as of December 31, 2010 was $10,000, which was paid on January 3, 2011. Effective January 26, 2011, RDC and the Company agreed to amend the terms of the second option period, which the Company exercised on January 28, 2011. The amendment provides revised terms for the extension of the option from February 1, 2011 through June 30, 2011.  The revised terms reduces the payment due on February 1, 2011 from $50,000 to $10,000, and reduces the payment due on March 1, 2011 from $25,000 to $10,000.  As of the date of this report, the February 1, 2011 and the March 1, 2011 payments have been paid.  The payment due on April 1, 2011 has been increased from $25,000 to $30,000, which as of March 31, 2011, has been paid.  The payments due on May 1, 2011 (paid as of the date of this report) and June 1, 2011, respectively, have been increased from $25,000 to $50,000.  This balance accrued for within accounts payable as of March 31, 2011 was $100,000.  As of June 30, 2011, all option payments have been paid in full, and the balance accrued for within accounts payable as of June 30, 2011 was $0.

During Q1, 2011, the Company agreed to reimburse ACG Consulting, LLC (“ACG”) a total of $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and the remaining $22,216 balance was accrued for within accounts payable.  As of June 30, 2011, $0 remains outstanding and this account has been paid in full.

NOTE 9                                FINANCING

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

On December 30, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers for expenses related to our acquisition of the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) seventy percent (70%) of the lowest traded  price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of nine months and accrues interest at a rate equal to 9.9% per year.  In addition, Tangiers is entitled to 500,000 5-year warrants exercisable at $0.05.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $32,485 on the note, and $14,195 on the warrants. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $15,389 for the three months ended March 31, 2011.  On April 1, 2011, $27,983 of principal on the note was satisfied with conversion into 975,000 shares of common stock.  The remaining balance of $22,017 in principal and $1,612 in accrued interest was satisfied with conversion into 462,416 shares of common stock on June 1, 2011, and as of June 30, 2011, the debt has been retired.  The unamortized portion of the discount at the time of conversion of $31,163 was fully amortized upon conversion. No gain or loss was recorded for the conversion due to the conversion being within the terms of the convertible debt agreement.

On January 4, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.   The discount on the Note from the beneficial conversion feature is $50,000, and $32,065 was amortized during the six months ended June 30, 2011.  This Note can not be converted if it results in Asher owning more than 4.99% of our outstanding shares.  Subsequent to June 30, 2011, the Note has been satisfied, and the debt has been retired.

The discounts on debt are being amortized straight line over the terms of the convertible notes. The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

NOTE 10                               COMMITMENTS AND CONTINGENCIES

As of June 30, 2011 and December 31, 2010, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 13 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.  The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's prospective mining projects in Northern California, which are now under review for possible acquisition.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG its share of the startup expenses, which as of December 31, 2010 were $0. In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.  As of December 31, 2010, no shares have been issued in connection with this agreement.  No payment of any kind is due until ACG files the Regional Center application with USCIS, which as of December 31, 2010, has not yet occurred.  During Q1, 2011, the Company agreed to reimburse ACG $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and $22,216 remained outstanding.  As of June 30, 2011 $0 remains outstanding and this account has been paid in full.

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

The Ruby Gold Project

On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made the final option payment of $85,000 to open escrow.  Subsequent to June 30, 2011, escrow was closed and the acquisition of the Ruby Mine was completed.  The purchase price was $2.5 million, of which $510,000 has been paid.  The remaining $1,990,000 will be paid as an eighteen (18) month mortgage (the “Note”) held by RDC, at an interest rate of three (3) percent per annum.  Monthly mortgage payments shall be $35,000 per month for the duration of 2011, and shall increase to $85,000 per month as of January 1, 2012.  Payments shall be accelerated upon receipt by the Company of funds from the federal EB-5 program, and there shall be no penalty for prepayment of the Note.  As part of the transaction, the Company also acquired all of the outstanding shares of Ruby Gold, Inc., which is now a wholly-owned subsidiary of the Company, as well as $171,000 in reclamation bonds that secure the Ruby Mine’s operating permits.

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

Subsequent to June 30, 2011, the NCRC Expansion Amendment, which includes the Mining Designation and pre-approval of the Ruby Gold project as a qualified EB-5 project, has been formally approved by USCIS.

NOTE 11                               STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 12                               DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  As of June 30, 2011 and December 31, 2010, the outstanding balance of the NQDC plan is $712,474 and $838,474, respectively.

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

During Q1 2011, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of June 30, 2011, the Company has issued an aggregate of 7,791,198 of these registered shares to Tangiers, in consideration of $528,000.

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

During Q2 2011, the Company issued an aggregate of 1,437,416 shares of common stock to a Convertible Promissory Note Agreement dated December 30, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $51,612, consisting of $50,000 in principal plus $1,612 in accrued interest.

During Q2 2011, the Company issued 550,000 shares common stock as a settlement on a 2009 consulting agreement.  The shares were valued at $62,095 based on the closing market price on the day of issuance.

During Q2 2011, the Company issued 3,722,701 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $383,000.

During Q2 2011, the Company issued 2 million shares of common stock to our Chief Executive Officer to relieve $180,000 in accrued deferred compensation.  The shares were valued at the closing market price on the day of issuance, and were equal in value to the accrued salary relieved.

During Q2 2011, the Company issued 111,112 shares common stock to Fred Michini as directors compensation of $10,000.  The shares were valued at the closing market price on the day of issuance.

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

Two million warrants were issued to Ruby Development Company on April 22, 2011 as a part of an amendment to the purchase option agreement for the Ruby Mine. The fair value of the warrants of $219,940 was capitalized related to this issuance. This value was calculated via the Black-Scholes model. The key inputs for the initial valuation are shown below.

Stock Price on Measurement Date	$0.11
Exercise Price of Warrants	$0.10
Term of Warrants (years)	5.00
Computed Volatility	324%
Annual Dividends	0.00%
Discount Rate	2.12%

A summary of activity related to the Company’s warrant activity for the period ended June 30, 2011 and December 31, 2010 is presented below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,000,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2011	15,000,000	0.037	3.75	(1)

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

NOTE 16                               SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued 836,050 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $128,000.

Subsequent to June 30, 2011, the Company issued an aggregate of 557,528 shares of common stock to fully satisfy and retire a Convertible Note dated January 4, 2011 with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company received $50,000 as a loan from Asher.  The total amount satisfied on conversion was $52,000, consisting of $50,000 in principal and $2,000 in accrued interest.

Subsequent to June 30, 2011, the Company accepted a notice of exercise on 500,000 warrants issued to Tangiers Investors, LP on December 30, 2010 that were attached to a convertible promissory note agreement dated December 30, 2010.  The exercise price was $0.05 per shares, and the Company received $25,000 upon the exercise and the issuance of 500,000 shares of common stock.

Subsequent to June 30, 2011, the Company completed the acquisition of the Ruby Mine. The purchase price was $2.5 million, of which $510,000 has been paid.  The remaining $1,990,000 will be paid as an eighteen (18) month mortgage (the “Note”) held by RDC, at an interest rate of three (3) percent per annum.  Monthly mortgage payments shall be $35,000 per month for the duration of 2011, and shall increase to $85,000 per month as of January 1, 2012.  Payments shall be accelerated upon receipt by the Company of funds from the federal EB-5 program, and there shall be no penalty for prepayment of the Note.  As part of the transaction, the Company also acquired all of the outstanding shares of Ruby Gold, Inc., which is now a wholly-owned subsidiary of the Company, as well as $171,000 in reclamation bonds that secure the Ruby Mine’s operating permits.

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

On June 1, 2011, we exercised an option to purchase the Ruby Mine, and subsequent to June 30, 2011, we completed the acquisition. The Ruby Mine is an underground placer and lode gold mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations. We intend to begin mining operations as soon as practical, but there is no guarantee that mining operations will begin, or that our mining operations will be successful.

As of June 30, 2011, we have joint-ventures underway on our (a) Fawn property in central British Columbia with Silver Quest Resources Ltd, and (b) our Coronation Gold property in southeastern British Columbia with Lincoln Resources Inc (“Lincoln”).  As of the date of this report, Lincoln is in default on the Coronation Gold JV, and notice has been served pursuant to the terms of the contract dated August 6, 2009, as amended, specifying that the default must be remedied within sixty (60) days to avoid forfeiture by Lincoln.

As of June 30, 2011 and June 30, 2010, cash gains from claim sales totaled $103,500 and $5,000, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

As of June 30, 2011, we own the mineral rights to over 150 mining claims in British Columbia, which encompasses an aggregate holding of over 60,000 acres.  Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of June 30, 2011.

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

We expect to generate long-term revenue through gold production at the Ruby Mine, the acquisition of additional operating mines, and by the development of our properties, either independently or through joint-venture partners, into operating mines.  There is no assurance that these efforts will be successful, or that the projects will be economically viable.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $10,699,920 as of June 30, 2011. In addition, we have a working capital deficit of $441,453 as of June 30, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of June 30, 2011 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of June 30, 2011 the accumulated deficit attributable to CEO compensation is $712,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash since 2006 has totaled $135,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, and $21,988 in 2010.  These cash expenditures are also included in the accumulated deficit.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2011, no options or warrants have been issued for compensation and none are outstanding.  As of June 30, 2011, 15 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2011 and 2010, there were 37,561,567 and 22,000,000 common stock equivalents outstanding, respectively.

Results of Operations for the Six Months Ended June 30, 2011 Compared to Results of Operations for the Six Months Ended June 30, 2010

Gains from Other Income.  For the six months ended June 30, 2011 and June 30, 2010, the Company’s  other income related to mineral claim sales and joint-ventures was $103,500 and $5,000, respectively. This increase is primarily attributable to the sale of a block of claims in the Slocan District of British Columbia. The Company has spent $58,241 and $29,163 in mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This increase is primarily attributable to higher exploration expenses.

Operating Expenses.  For the six months ended June 30, 2011 and June 30, 2010, the Company had operating expenses of $353,160 and $188,956, respectively. The increase in operating expenses for the six months ended June 30, 2011, was due to increased expenses for consulting fees.

Net Loss. For the six months ended June 30, 2011 and June 30, 2010, we had net losses of $389,527 and $163,496. The increase in net loss that we incurred during the six months ended June 30, 2011 was due to increased consulting fees and increased interest expenses attributable to the debt discount from convertible notes.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded primarily by its founders, board members, employees and persons related to or acquainted with these, the sale of securities, and the issuance of debt. To remedy the current deficiency in our liquidity position, we will raise funds through our equity credit line established with Tangiers Investors, LP (see Exhibit 10.0 under Item 6 herein), additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in good standing and pay general administrative expenses.   We believe these expenses can be maintained at present levels for the foreseeable future.  Going forward, now that the Company is a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, we may not be able to maintain our mineral claims or make timely filings with the SEC.

In the first half of 2011, our Option agreement on the Ruby Mine requires us to make payments of $150,000 over a 5 month period from February 1, 2011 through June 30, 2011. As of June 30, 2011, this has been paid in full, and the Ruby Mine was acquired subsequent to June 30, 2011.  For the duration of 2011, our Ruby Mine mortgage requires us to make payments of $35,000 per month, which will increase to $85,000 per month after January 1, 2012.  The Company believes it can rely on our equity credit line established with Tangiers to make up for any revenue shortfall, and on our funding through the EB-5 program once the Ruby Project is approved by USCIS.  Subsequent to June 30, 2011, the Ruby Project was approved by USCIS. However, as there is no assurance that we will receive funding from foreign investors pursuant to the EB-5 Program for the Ruby Project, funding from the EB-5 program may be unavailable to us.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of June 30, 2011, total current assets were $304,106, which consisted of $229,196 of cash, $70,000 of accounts receivable, and $4,910 of prepaid expenses.  As of December 31, 2010, total current assets were $56,910, which consisted of $47,000 of cash and $9,910 of prepaid expenses.

As of June 30, 2011, total current liabilities were $745,559, which consisted of $712,474 of deferred compensation, $1,020 of accrued interest, and $32,065 in convertible notes payable net of discounts.  As of December 31, 2010, our total current and long-term liabilities were $879,763, and consisted mostly of deferred compensation.

We had a working capital deficit of $441,453 as of June 30, 2011, and a working capital deficit of $822,853 as of December 31, 2010

During the six months ended June 30, 2011, operating activities used cash of $200,804 as compared to the six months ended June 30, 2010 where we used cash of $74,383 in operating activities.  The increase is due primarily to increased operational expenses and an increase in consulting fees.

Cash flows from financing activities represented the Company’s principal source of cash for the six month period ended June 30, 2011. Cash flows from financing activities during the six month period ended June 30, 2011, and June 30, 2010, were $578,000 and $67,500, respectively, and consisted primarily of proceeds from the issuance of stock and a $50,000 convertible note.

During the three month period ended March 31, 2011, the Company entered into a Securities Purchase Agreement for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at the Noteholder’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  Proceeds from the Note are to be used for general working capital.  Subsequent to June 30, 2011, this note has been satisfied and retired.

Recent Developments

On April 22, 2011, the Company and Ruby Development Company (“RDC”) executed an amendment to the Ruby Mine Option to Purchase Agreements dated September 1, 2010, as amended, which provides revised terms for the accelerated exercise of the Company’s Option to Purchase from June 30, 2011 to June 1, 2011, and an increase to the final Option payment due on June 1, 2011 from $50,000 to $85,000.  Upon making the final option payment of $85,000 on June 1, 2011, the Company shall be deemed to have exercised the Option, and said payment shall also satisfy the requirement for a deposit to open escrow.  The Amendment also provides that monthly mortgage payments for the duration of 2011 shall be reduced from $85,000 per month to $35,000 per month.  In addition, and in consideration for amending the Agreements, the Company shall issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program.

On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and paid the final option payment of $85,000 to open escrow.  Subsequent to June 30, 2011, escrow was closed and the acquisition of the Ruby Mine was completed.

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

•           As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended June 30, 2011, the Company issued shares of Common Stock in the following transactions:

•
On April 1, 2011 and June 1, 2011, the Company issued an aggregate of 1,437,416 shares of common stock to retire a Convertible Promissory Note Agreement dated December 30, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $52,495, consisting of $51,612 in principal plus $1612 in accrued interest.

•
On April 28, 2011, the Company issued 2 million shares of common stock to our Chief Executive Officer to relieve $180,000 in accrued deferred compensation.  The shares were valued at the closing market price on the day of issuance.

•	On April 28, 2011, the Company issued 111,112 shares of common stock to Fred Michini as directors compensation of $10,000. The shares were valued at the closing market price on the day of issuance.

•	On May 11, 2011, the Company issued 550,000 shares of common stock as a settlement on a 2009 consulting agreement. The shares were valued at the closing market price on the day of issuance.

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

NORTH BAY RESOURCES INC.
Date: August 12, 2011	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)

10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	NORTH STAR - MINFILE No 082FNW068(2)
10.39	NORTH STAR - MINFILE No 082FNW068 - Production(2)
10.40	NORTH STAR - MINFILE No 082FNW188(2)
10.41	NORTH STAR - MINFILE No 082FNW188 - Production(2)
10.42	NORTH STAR - MINFILE No 082FNW209(2)
10.43	NORTH STAR - MINFILE No 082FNW209 - Production(2)
10.44	PINE RIVER - MINFILE No 093O 009(2)
10.45	RACHEL - MINFILE No 082FSW299(2)
10.46	RACHEL - MINFILE No 082FSW299 - Production(2)
10.47	SILVER CUP - MINFILE No 082KNW113(2)
10.48	SILVER CUP - MINFILE No 082KNW116(2)
10.49	SILVER CUP - MINFILE No 082KNW220(2)
10.50	SILVER LEAF - MINFILE No 082FNW140(2)
10.51	SILVER LEAF - MINFILE No 082FNW140 - Production(2)
10.52	SILVER LEAF - MINFILE No 082FNW143(2)
10.53	SILVER LEAF - MINFILE No 082FNW143 - Production(2)
10.54	SILVER LEAF - MINFILE No 082FNW144(2)
10.55	SILVER LEAF - MINFILE No 082FNW144 - Production(2)
10.56	TRUAX - MINFILE No 092JNE060(2)
10.57	TULAMEEN - MINFILE No 092HNE128(2)
10.58	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.59	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.60	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)

10.61	ACG Consulting Agreement(4)
10.62	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.63	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.64	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.65	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.66	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.67	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.68	Northern California Regional Center MOU dated October 14, 2010(7)
10.69	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.70	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.71	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.72	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.73	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.74	Geological Consulting Services Agreement dated March 7, 2011(13)
10.75	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.76	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.77	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
14	Code of Ethics(1)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.

** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

(16)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 1, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.