Form 10-Q
period 2011-09-30
NORTH BAY RESOURCES INC
filed 2011-11-09
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  96,858,810 shares of Common Stock as of November 8, 2011.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Sep 30, 2011	Dec 31, 2010
ASSETS
Current Assets
Cash	$211,887	$47,000
Accounts Receivable	30,000	-
Prepaid Expenses	5,000	9,910
Total Current Assets	246,887	56,910

Other Assets
Certificates of Deposit	171,618	-
Goodwill	5,341	-
Mining Claims	1,964,278	-
Property, Plant & Equipment, net of accumulated depreciation	891,460	-
Purchase Option - Ruby Mine	-	393,983
Total Other Assets	3,032,697	393,983
TOTAL ASSETS	$3,279,584	$450,893

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$10,000
Accrued Expenses	730,474	838,474
Accrued Interest	14,617	2,264
Convertible notes payable (net of discounts of $0 and $88,475, respectively)	-	29,025
Note Payable	1,920,000	-
Total Current Liabilities	2,665,091	879,763

Long-Term Liabilities
Asset Retirement Obligation	171,618	-
Total Long-Term Liabilities	171,618	-
Total Liabilities	$2,836,709	$879,763

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 96,704,001 and 80,186,434 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	96,704	80,186
Additional Paid-In Capital	11,240,125	9,797,237
Stock Payable	25,000	-
Deficit Accumulated During Exploration Stage	(10,923,054)	(10,310,393)
Total Stockholders’ Equity (Deficit)	442,875	(428,870)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,279,584	$450,893

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2011 AND 2010 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)

	3 months ended September 30, 2011	3 months ended September 30, 2010	9 months ended September 30, 2011	9 months ended September 30, 2010	Since inception (June 18, 2004 - September 30, 2011)
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-	$-	$40,567
Cost of Revenue	-	-	-	-	49,070
Gross Loss	-	-	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	-	-	43,215	-	302,999
General & Administrative Costs	86,967	40,304	262,900	187,349	9,403,965
Mining Property Costs	73,358	27,491	131,599	56,654	963,198
Depreciation Expense	17,028	-	17,028	-	17,028
Professional Services	13,350	32,865	42,370	45,615	160,118
Total Operating Expenses	190,703	100,660	497,112	289,618	10,847,308
Net Operating Loss	(190,703)	(100,660)	(497,112)	(289,618)	(10,855,811)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	103,500	5,000	223,244
Gain on Joint-Ventures	-	25,000	-	35,550	277,149
Interest Income	121	3	226	45	335
Interest Expense	(32,552)	(3,393)	(157,180)	(3,398)	(252,618)
Loss on Conversion of Debt	-	-	-	-	(137,000)
Bad Debt Expense	-	-	-	-	(19,149)
Loss on Settlement	-	-	(62,095)	-	(62,095)
Realized Gain (Loss) on Investment	-	-	-	9,875	(97,109)
Net Other Income (Expenses)	(32,431)	21,610	(115,549)	47,072	(67,243)
Net Gain (Loss)	(223,134)	(79,050)	(612,661)	(242,546)	(10,923,054)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	95,880,831	69,319,095	89,719,476	69,319,095
Basic Net Gain (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	95,880,831	69,319,095	89,719,476	69,319,095
Diluted Net Gain (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)

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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)
(Continued)

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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)
(Continued)

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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)
(Continued)

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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)
(Continued)

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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)
(Continued)

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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued for cash	-	-	-	-	-	-	9,354,506	9,355	748,645	-	-	-	758,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	50,000	-	-	-	50,000
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Net Gain (loss) for period	-	-	-	-	-	-	-	-	-	-	(612,661)	-	(612,661)
Balance at 9/30/2011	4,000,000	100,000	100	$4,000	$100	$-	96,704,001	$96,704	$11,240,125	$25,000	$(10,923,054)	$-	$442,875

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2011 AND 2010 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2011 (Unaudited)

	9 Months Ended Sept 30, 2011	9 Months Ended Sept 30, 2010	Since inception (June 18, 2004- Sept 30, 2011)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(612,661)	$(242,546)	$(10,923,054)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	3,000	-	5,113,017
Common Stock issued to director for services	10,000	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	987	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	62,095	-	62,095
Bad debt expense	-	-	19,149
Gain realized on transfer of AFS – securities	-	(9,875)	(9,875)
Amortization of discount on debt	138,475	3,393	219,406
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	17,028	-	17,028
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	-	(30,000)
Prepaid expenses	4,910	-	4,910
Accounts payable	18,705	-	18,705
Accrued expenses	72,000	173,602	1,036,563
Other current assets	-	556	(29,059)
Net Cash Used in Operating Activities	(316,448)	(73,883)	(1,737,867)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(2,159)	-	(2,159)
Cash paid for Ruby Purchase	(277,006)	(53,587)	(361,093)
Net Cash Used In Investing Activities	(279,165)	(53,587)	(363,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	758,000	50,000	1,513,700
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	25,000	-	25,000
Debt Repayments	(72,500)	-	(72,500)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	50,000	67,500	603,812
Net Cash Provided by Financing Activities	760,500	117,500	2,313,006
Net cash increase (decrease) for period	164,887	(9,970)	211,887
Cash at beginning of period	47,000	41,123	-
Cash at end of period	211,887	31,153	211,887
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$219,940	$149,896	$369,836
Term extension of Ruby Mine warrants	$2,519	$-	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Cash obligation for purchase option - Ruby Mine	$-	$40,000	$-
Stock Payable for purchase option - Ruby Mine	$-	$150,000	$-
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$50,000	$50,761	$157,406
Transfer of available for sale securities to relieve accrued salary	$-	$12,838	$12,838
Accrued salary relieved for shares issued	$180,000	$-	$280,000
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$801,442	$-	$801,442
Note payable for Ruby Mine acquisition	$1,990,000	$-	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$174,118	$-	$174,118
Common stock issued for conversion of convertible debt	$173,852	$-	$173,852
Common stock issued for stock payable	$-	$115,310	$115,310

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

NOTE 2  GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $10,923,054 as of September 30, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as result of these reclassifications.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2011 and December 31, 2010. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Asset retirement obligation

The FASB standard on accounting for asset retirement obligation requires that the fair value of the liability for asset retirement costs be recognized in an entity’s balance sheet, as both a liability and an increase in the carrying values of such assets, in the periods in which such liabilities can be reasonably estimated. The present value of the estimated future asset retirement obligation (“ARO”), as of the date of acquisition or the date at which mining commences is capitalized as part of the costs of mineral assets and recorded with an offsetting liability. The asset retirement costs are depleted over the production life of the mineral assets on a unit-of-production basis.

The ARO is recorded at fair value and accretion expense is recognized as the discounted liability is accreted to its expected settlement value. The fair value of the ARO liability is measured by using expected future cash outflows discounted at the Company’s credit adjusted risk free interest rate.

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a gain or loss in current operations.  Revisions to previous estimates, such as the estimated cost remediate and abandon a mine may require adjustments to the ARO and are capitalized as part of the costs of mineral assets.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of September 30, 2011 and December 31, 2010, respectively.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of September 30, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate impairment may exist.

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of September 30, 2011 and 2010, there were 37,000,000 and 22,000,000 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30, 2011 and 2010, respectively:

	September 30, 2011	September 30, 2010
Net Loss	(612,661)	$(242,546)
Weighted-average common shares Outstanding (Basic)	89,719,476	69,319,095
Weighted-average common stock Equivalents	37,000,000	22,000,000
Deduction of stock Equivalents not included due to net loss	(37, 000,000)	(22,000,000)
Weighted-average common shares Outstanding (Diluted)	89,719,476	69,319,095
Basic and Diluted Net Gain (Loss) per Share	$(0.01)	$(0.00)

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

NOTE 5  PREPAID EXPENSES

During 2009, the Company sold its War Eagle claims in consideration of $14,910 in prepaid marketing and advertising services.  As of September 30, 2011, these services have been utilized, and the balance due is zero.

During the quarter ended September 30, 2011, the Company made a $5,000 deposit to PG&E to reestablish electric power to the Ruby Mine.  Subsequent to September 30, 2011, this deposit has been credited to fees billed to the Company by PG&E to reenergize the power lines, and the balance is now zero.

NOTE 6  ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of August 11, 2011, cash payments of $63,000 have been received, and a $30,000 promissory note due on September 30, 2011, was accepted for the balance due.  Accordingly, the sale was completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.  As of September 30, 2011, the $30,000 note remains outstanding.  Subsequent to September 30, 2011, the Company agreed to extend the due date until December 15, 2011.

NOTE 7  RUBY MINE ACQUISITION

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which is to be paid in stages extending to December 30, 2012. Terms of the Ruby agreement provide for an initial option period of 5 months that expired on January 31, 2011, at which time we elected to extend the option for a second 5 month period, expiring on June 30, 2011.  On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 10,000,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  In addition, in compliance with the agreement dated September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 31, 2015, of purchasing up to 10 million shares of stock at two cents ($0.02) per share, and in compliance with a second amendment to the Option Agreement dated April 22, 2011, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  These later warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 30, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.  As of September 30, 2011, all monthly payments have been paid, and the outstanding balance due on the note is $1,920,000.  Subsequent to September 30, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,000 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which the $171,000 in reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been extinguished as of September 30, 2011.

All costs related to the acquisition of the property have been capitalized when incurred. All costs related to operating costs of the property have been expensed when incurred. As of September 30, 2011 and December 31, 2010, the Company capitalized a total of $3,052,637 and $393,983, respectively, related to the Ruby Mine purchase. Cash paid during the period ended September 30, 2011 and December 31, 2010 was equal to $277,006 and $82,994, respectively. Warrants issued during the periods ended December 31, 2010 and September 30, 2011 were valued at $149,896 and $219,940 respectively. Shares paid as of December 31, 2010 were valued at $150,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model. In addition, $219,940 was capitalized to the purchase option during the six months ended June 30, 2011 related to the amendment on April 22, 2011 to issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program. The value of the additional warrants was calculated using the Black-Scholes model.

Ruby Mine Purchase Price Allocation

The following table summarizes the purchase price allocation for the transaction. The valuation conclusions include three groups: (i) net current tangible assets, (ii) assumed liabilities, and (iii) goodwill. Individual asset valuations are presented below:

Acquisition Date: 07/01/11

Allocation of Purchase	Price Purchase Allocation
	Debit	Credit
Tangible Assets Acquired
Cash/Checking/Savings	5,070
Ruby Gold Mine Claims	1,964,279
Ruby Gold Inc. Certificates of Deposit	171,618
Property and Equipment	906,329
Total Tangible Assets	3,047,296

Assumed Liabilities
Short Term Notes Payable		2,500
Asset Retirement Obligation		171,618
Total Liabilities		174,118
Net Tangible Assets/Liabilities	2,873,178
Goodwill	5,341
Total Net Assets Acquired	2,878,519

Consideration Paid	Debit	Credit
Cash Paid (Option Agreement & Purchase Agreement) - prior year	80,000
Cash Paid (Option Agreement & Purchase Agreement)	280,000
Fees Paid Escrow Agent at Closing	2,076
Value of Extension of term for 9/27/10 Warrants issued	2,519
Note Payable at closing	1,990,000
Warrant (10,000,000 @$0.02 to 9/27/10 - 12/30/12) - prior year	149,896
Warrant (2,000,000 @$0.10 to 4/22/11 - 5/1/16)	219,941
Due diligence fees paid in cash in prior year	4,087
Common Stock valued at $150,000 - prior year	150,000
Total Consideration Paid	2,878,519

Pro-Forma Financial Statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Unaudited Pro-Forma Condensed Combined Balance Sheet

	North Bay Resources Inc. as of Dec 31, 2010	Ruby Gold, Inc. as of Dec 31, 2010
	(audited)	(unaudited)	Adjustments	Combined
ASSETS
Current Assets
Cash	$47,000	$650	-	47,650
CD’s Reserved For Reclamation Bonds	-	171,618	-	171,618
Prepaid Expenses	9,910	-	-	9,910
Total Current Assets	56,910	172,268	-	229,178

Other Assets
Goodwill	-	-	5,341	5,341
Mining Claims	-	600,000	1,364,279	1,964,279
Property, Plant & Equipment, net of accumulated depreciation	-	-	906,329	906,329
Purchase Option – Ruby Mine	393,983	-	(393,983)	-
Total Other Assets	393,983	600,000	1,881,966	2,875,949
TOTAL ASSETS	$450,893	$772,268	1,881,966	3,105,127

LIABILITIES & STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$10,000	$-	-	10,000
Accrued Expenses	838,474	-	-	838,474
Accrued Interest	2,264	-	-	2,264
Convertible notes payable net of discounts of $88,475 and $0, respectively	29,025	-	-	29,025
Shareholder Loan	-	2,500	-	2,500
Mortgage - Ruby Mine	-	-	1,990,000	1,990,000
Total Current Liabilities	879,763	2,500	1,990,000	2,872,263

Long-Term Liabilities
Asset Retirement Obligation	-	171,618	-	171,618
Total Long-Term Liabilities	171,618	-	171,618
Total Liabilities	$879,763	$174,118	1,990,000	3,043,881

Stockholders’ Deficit
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2010	-	-	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at December 31, 2010	4,000	-	-	4,000

Convertible Preferred stock, Series G, $0.001 par value, 8,000,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2010	100	-	-	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 80,186,434 shares issued and outstanding at December 31, 2010	80,186	4	(4)	80,186
Additional Paid-In Capital	9,797,237	603,996	(113,880)	10,287,353
Deficit Accumulated During Exploration Stage	(10,310,393)	(5,850)	5,850	(10,310,393)
Total Stockholders’ Deficit	(428,870)	598,150	(108,034)	61,246
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$450,893	$772,268	1,881,966	3,105,127

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Unaudited Pro-Forma Condensed Combined Statements of Operations

	North Bay Resources Inc. 9 months ended September 30, 2011	Ruby Gold, Inc. 9 months ended September 30, 2011	Adjustments	Combined
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	-	-
Cost of Revenue	-	-	-	-
Gross Loss	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	43,215	-	-	43,215
General & Administrative Costs	262,900	800	-	263,700
Mining Property Costs	131,599	-	(60,187)	71,412
Permitting Costs	-	24,001	-	24,001
Depreciation Expense	17,028	-	34,056	51,084
BLM Fees and Taxes	-	16,486	-	16,486
Preproduction Costs	-	19,700	-	19,700
Professional Services	42,370	255	-	42,625
Total Operating Expenses	497,112	61,242	(26,131)	532,223
Net Operating Loss	(497,112)	(61,242)	26,131	(532,223)
Other Income (Expenses)
Gain on Mineral Claim Sales	103,500	-	-	103,500
Gain on Joint-Ventures	-	-	-	-
Interest Income	226	-	-	226
Interest Expense	(157,180)	-	-	(157,180)
Loss on Conversion of Debt	-	-	-	-
Bad Debt Expense	-	-	-	-
Loss on Settlement	(62,095)	-	-	(62,095)
Realized Gain (Loss) on Investment	-	-	-	-
Net Other Income (Expenses)	(115,549)	-	-	(115,549)
Net Loss	(612,661)	(61,242)	26,131	(647,772)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Unaudited Pro-Forma Condensed Combined Statements of Operations

	North Bay Resources Inc. 12 months ended December 31, 2010	Ruby Gold, Inc. 12 months ended December 31, 2010	Adjustments	Combined
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	-	-
Cost of Revenue	-	-	-	-
Gross Loss	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	-	-	-	-
General & Administrative Costs	249,829	1,323	-	251,152
Mining Property Costs	77,886	-	(31,969)	45,917
Due Diligence	-	7,255	-	7,255
Permitting Costs	-	8,114	-	8,114
Depreciation Expense	-	68,112	68,112
BLM Fees and Taxes	-	16,600	-	16,600
Professional Services	57,615	235	-	57,850
Total Operating Expenses	385,330	33,527	36,143	455,000
Net Operating Loss	(385,330)	(33,527)	(36,143)	(455,000)
Other Income (Expenses)
Gain on Mineral Claim Sales	109,257	-	-	109,257
Gain on Joint-Ventures	-	-	-	-
Interest Income	47	-	-	47
Interest Expense	(21,195)	-	-	(21,195)
Loss on Conversion of Debt	-	-	-
Bad Debt Expense	-	-	-	-
Realized Gain (Loss) on Investment	9,876	-	-	9,876
Net Other Income (Expenses)	97,985	-	-	97,985
Net Gain (Loss)	$(287,345)	(33,527)	(36,143)	(357,015)

(1) All adjustments on the pro-forma balance sheet are itemized as if the transaction was completed as of December 31, 2010.  The assets have accordingly been capitalized, and the mortgage has been categorized as a current liability due to its short term duration.

(2) All expenses on the pro-forma income statement pertaining to due diligence, permitting, BLM fees and taxes, and preproduction costs were paid by the Company on behalf of Ruby Gold, Inc. and categorized as Mining Property Costs on our consolidated financial statements. For pro-forma purposes, these expenses are classified as separate line items.  To avoid duplicating expenses incurred, these costs are aggregated as an adjustment to Mining Property Costs.

(3) For the purposes of this pro forma analysis, the purchase price has been allocated based on an estimate of the fair value of assets and liabilities acquired as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions.

(4) For the purpose of the pro forma income statements the acquisition date were assumed to be the first of the year for each pro forma. These dates were January 1, 2010 for the year ended December 31, 2010 pro forma and January 1, 2011 for the period ended September 30, 2011 pro forma.

NOTE 8  ACCOUNTS PAYABLE

During Q1, 2011, the Company agreed to reimburse ACG Consulting, LLC (“ACG”) a total of $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and the remaining $22,216 balance was accrued for within accounts payable.  As of September 30, 2011, $0 remains outstanding and this account has been paid in full.

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

On September 27, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers to initiate the acquisition of the Ruby Mine.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.005 or (b) eighty percent (80%) of the lowest traded  price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.  In addition, Tangiers is entitled to 1.5 million 5 year warrants exercisable at $0.05, with an additional 1 million 5 year warrants exercisable at $0.05 if the note remains outstanding after 90 days, and is also entitled to a 0.75% non-voting interest in the Ruby Project.

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

On January 4, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.   The discount on the Note from the beneficial conversion feature is $50,000, and $32,065 was amortized during the six months ended June 30, 2011.  On July 19, 2011, the outstanding $50,000 principal of the note plus $2,000 in accrued interest was converted to 557,528 shares of common stock. Accordingly, the Note has been satisfied, and the debt has been retired. The remaining value of the unamortized discount was amortized upon conversion.

The discounts on debt are being amortized straight line over the terms of the convertible notes. The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

During the quarter ended September 30, 2011 the Company repaid $2,500 to the former owners of Ruby Gold, Inc. as a part of the loans assumed with the acquisition of the Ruby Gold Mine.

As of September 30, 2011 and the date of this report, all outstanding convertible notes have been retired.

NOTE 10  COMMITMENTS AND CONTINGENCIES

As of September 30, 2011 and December 31, 2010, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 13 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's Ruby Mine Project in Sierra County, California.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG its share of the startup expenses, which as of December 31, 2010 were $0. During Q1, 2011, the Company agreed to reimburse ACG $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and $22,216 remained outstanding.  As of September 30, 2011, $0 remains outstanding and this account has been paid in full.  No shares of Company stock have been or will be issued in connection with this agreement.

The agreement also provides that North Bay will own 49% of the Regional Center, and ACG will own 51%. ACG and North Bay, working together through the Regional Center, will seek to raise up to $7.5M in EB-5 funding for North Bay's Ruby Mine Project, subject to USCIS approval. ACG will also be an equity partner in each project North Bay may bring into the Regional Center, the amount of which will vary on a deal by deal basis based on the amount of consulting services ACG actually provides. At the present time, no projects other than mining are being considered, and the industry focus for the Regional Center is expected to be limited to mining initially.

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

On July 19, 2011, the NCRC Expansion Amendment, which includes the Mining Designation and pre-approval of the Ruby Gold project as a qualified EB-5 project, was formally approved by USCIS.

NOTE 11  STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 12  DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  As of September 30, 2011 and December 31, 2010, the outstanding balance of the NQDC plan is $730,474 and $838,474, respectively.

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

During 2011, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of September 30, 2011, the Company has issued an aggregate of 9,354,506 of these registered shares to Tangiers, in consideration of $758,000.

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

During Q2 2011, the Company issued 550,000 shares common stock as a settlement on a 2009 consulting agreement.  The shares were valued at $62,095 based on the closing market price on the day of the grant.

During Q2 2011, the Company issued 2 million shares of common stock to our Chief Executive Officer to relieve $180,000 in accrued deferred compensation.  The shares were valued at the closing market price on the day of the grant, and were equal in value to the accrued salary relieved.

During Q2 2011, the Company issued 111,112 shares common stock to Fred Michini as directors compensation of $10,000.  The shares were valued at the closing market price on the day of grant.

During Q3 2011, the Company issued an aggregate of 1,563,308 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $230,000.

During Q3 2011, the Company issued an aggregate of 557,528 shares of common stock to fully satisfy and retire a Convertible Note dated January 4, 2011 with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company received $50,000 as a loan from Asher.  The total amount satisfied on conversion was $51,020, consisting of $50,000 in principal and $1,020 in accrued interest.

During Q3 2011, the Company accepted a notice of exercise on 500,000 warrants issued to Tangiers Investors, LP on December 30, 2010 that were attached to a convertible promissory note agreement dated December 30, 2010.  The exercise price was $0.05 per shares, and the Company received $25,000 upon the exercise.  500,000 shares of common stock have not yet been issued, and are accounted for as stock payable.

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

Stock Price on Measurement Date	$0.11
Exercise Price of Warrants	$0.10
Term of Warrants (years)	5.00
Computed Volatility	324%
Annual Dividends	0.00%
Discount Rate	2.12%

A summary of activity related to the Company’s warrant activity for the period ended September 30, 2011 and December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,000,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2011	15,000,000	0.037	3.75	(1)

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

NOTE 16  SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company issued 154,809 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $20,000.

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

On June 1, 2011, we exercised an option to purchase the Ruby Mine, and we completed the acquisition on July 1, 2011. As part of the acquisition, we also acquired all of the shares of Ruby Gold, Inc., a private California corporation which is now a wholly-owned subsidiary of North Bay. The Ruby Mine is an underground placer and lode gold mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations. We intend to begin mining operations as soon as practical, but there is no guarantee that mining operations will begin, or that our mining operations will be successful.

As of September 30, 2011, we had joint-ventures underway on our (a) Fawn property in central British Columbia with Silver Quest Resources Ltd, and (b) our Coronation Gold property in southeastern British Columbia with Lincoln Resources Inc (“Lincoln”).  Subsequent to September 30, 2011 and as of the date of this report, Lincoln has defaulted on the Coronation Gold JV by failing to complete the agreed upon work expenditures, the joint-venture agreement has been terminated, and North Bay has reassumed 100% ownership of the Coronation property.  Subsequent to September 30, 2011 and as of the date of this report, the Company has served Silver Quest with a letter of default for failing to complete the agreed upon work expenditures on the Fawn JV. Unless remedied, the Company expects to terminate the joint-venture agreement within the next 60 days and reassume 100% ownership of the Fawn property.

As of September 30, 2011 and September 30, 2010, cash gains from claim sales totaled $103,500 and $5,000, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

As of September 30, 2011, we own the mineral rights to over 150 mining claims in British Columbia, which encompasses an aggregate holding of over 60,000 acres.  Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of September 30, 2011.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $10,923,054 as of September 30, 2011. In addition, we have a working capital deficit of $2,418,204 as of September 30, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of September 30, 2011 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of September 30, 2011 the accumulated deficit attributable to CEO compensation is $712,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash since 2006 has totaled $135,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, and $21,988 in 2010.  These cash expenditures are also included in the accumulated deficit.

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

In view of these conditions, our ability to continue as a going concern is dependent upon our ability to meet our financing requirements, and to ultimately achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event we cannot continue as a going concern.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of September 30, 2011, no options or warrants have been issued for compensation and none are outstanding.  As of September 30, 2011, 15 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate impairment may exist.

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of September 30, 2011 and 2010, there were 37,000,000 and 22,000,000 common stock equivalents outstanding, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to Results of Operations for the Nine Months Ended September 30, 2010

Gains from Other Income.  For the nine months ended September 30, 2011 and September 30, 2010, the Company’s  other income related to mineral claim sales and joint-ventures was $103,500 and $5,000, respectively. This increase is primarily attributable to the sale of a block of claims in the Slocan District of British Columbia. The Company has spent $56,373 and $32,799 in British Columbia mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This increase is primarily attributable to an increase in the aggregate amount of cash-in-lieu fees paid to maintain our claims in British Columbia.

Operating Expenses.  For the nine months ended September 30, 2011 and September 30, 2010, the Company had operating expenses of $543,862 and $289,618, respectively. The increase in operating expenses for the nine months ended September 30, 2011, was due to increased expenses for consulting fees, marketing, and costs related to the Ruby Mine Project.

Net Gain/Loss. For the nine months ended September 30, 2011, we had a net loss of $612,661, and for the nine months ended September 30. 2010 we had a net loss of $242,546. The increase in net loss that we incurred during the Nine Months ended September 30, 2011 was due to an increase in operating expenses, and depreciation expense related to the Ruby Mine acquisition.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded primarily by its founders, board members, employees and persons related to or acquainted with these, the sale of securities, and the issuance of debt. To remedy the current deficiency in our liquidity position, we will raise funds through our equity credit line established with Tangiers Investors, LP (see Exhibit 10.0 under Item 6 herein), additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are often deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in good standing and pay general administrative expenses.   We believe these expenses can be maintained at present levels for the foreseeable future.  Going forward, now that the Company is a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, we may not be able to maintain our mineral claims or make timely filings with the SEC.

In the first half of 2011, our Option agreement on the Ruby Mine required us to make payments of $150,000 over a 5 month period from February 1, 2011 through June 30, 2011. As of June 30, 2011, this has been paid in full, and the Ruby Mine was acquired on July 1, 2011.  For the duration of 2011, our Ruby Mine mortgage requires us to make payments of $35,000 per month, which will increase to $85,000 per month after January 1, 2012. Subsequent to September 30, 2011, mortgage payments due in November and December, 2011, were lowered to $10,000 each month.  As of the date of this report, the Company is current in its mortgage obligations.  The Company believes it can rely on our equity credit line established with Tangiers to make up for any revenue shortfall, and on our funding through the EB-5 program once the Ruby Project is approved by USCIS.  On July 19, 2011, the Ruby Project was approved by USCIS. However, as there is no assurance that we will receive funding from foreign investors pursuant to the EB-5 Program for the Ruby Project, funding from the EB-5 program may be unavailable to us.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of September 30, 2011, total current assets were $246,887, which consisted of $211,887 of cash, $30,000 of accounts receivable, and $5,000 in prepaid expenses.  As of December 31, 2010, total current assets were $56,910, which consisted of $47,000 of cash and $9,910 of prepaid expenses.

As of September 30, 2011, total other assets were $3,279,584, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.  As of December 31, 2010, total other assets were $393,983, which consisted of the capitalized portion of the Ruby Mine Purchase Option and prior to completion of the asset purchase.

As of September 30, 2011, total current liabilities were $2,665,091, which consisted primarily of $730,474 in deferred compensation, and the Ruby Mine mortgage of $1,920,000.  As of December 31, 2010, our total current and long-term liabilities were $879,763, and consisted mostly of deferred compensation.

As of September 30, 2011, total long-term liabilities were $171,618, which consisted entirely of the reclamation liability at the Ruby Mine.  As of December 31, 2010, our total long-term liabilities were $0.

We had a working capital deficit of $2,418,204 as of September 30, 2011, and a working capital deficit of $822,853 as of December 31, 2010.  The increase is due entirely to our mortgage liability on the Ruby Mine.

During the nine months ended September 30, 2011, operating activities used cash of $316,448 as compared to the nine months ended September 30, 2010 where we used cash of $73,383 in operating activities.  The increase is due primarily to increased operational expenses and an increase in consulting fees.

Cash flows from financing activities represented the Company’s principal source of cash for the nine month period ended September 30, 2011. Cash flows from financing activities during the nine month period ended September 30, 2011, and September 30, 2010, were $760,500 and $117,500, respectively, and consisted primarily of proceeds from the issuance of stock and a $50,000 convertible note.

Recent Developments

On June 1, 2011, and as set forth in the Company's Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on June 1, 2011, the Company exercised its option to purchase the Ruby Mine from Ruby Development Company (“RDC”) for $2.5 million, and paid the final option payment of $85,000 to open escrow.  Aggregate payments of $510,000 paid during the option period dating back to September 27, 2010, and consisting of $360,000 cash and $150,000 stock, were credited towards the $2.5 million purchase price. On July 1, 2011, and as set forth in the Company's Current Report on Form 8-K filed with the SEC on July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed.  Upon the closing of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,000 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  Also upon the close of the transaction the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 30, 2012.  Monthly mortgage payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.  As of September 30, 2011, all monthly payments have been paid, and the outstanding balance due on the note is $1,920,000.  Subsequent to September 30, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time.

On July 19, 2011, the Company received notification that Northern California Regional Center, LLC ("NCRC") received an approval letter from the United States Citizenship and Immigration Services (“USCIS”) for the expansion of its geographical area and the pre-approval of North Bay’s Ruby Gold Project in Sierra County, California as a qualified EB-5 project, thereby giving the green light for $7.5 million in funding for the Ruby Gold Project via the federal EB-5 Program. As of the date of this report, completion of the EB-5 financing is still pending.

On July 27, 2011, the Company began operations at the Ruby Mine with a comprehensive program of inspection and refurbishing to prepare the Ruby Mine for the start-up of mining operations.  This involved work to recondition the surface infrastructure, including work to clear and reinforce the settling ponds, shore up the retaining walls around the mill, stabilize and regulate the water discharge system, survey and expand the tailings area, test the mine ventilation system, and repair all power lines prior to restoring electric power to the property.  This work was completed as of September 30, 2011.  Subsequent to September 30, 2011, work began to restore underground ventilation and reopen the Ruby tunnel entirely, from the Ruby Portal to the secondary exit at the Lawry Shaft.  CME Services, a fully-qualified and licensed mining contractor, has been engaged to perform the underground work.

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
•           As of September 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended September 30, 2011, the Company issued shares of Common Stock in the following transactions:

•
In July 2011, the Company issued an aggregate of 557,528 shares of common stock to fully satisfy and retire a Convertible Note dated January 4, 2011 with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company received $50,000 as a loan from Asher.  The total amount satisfied on conversion was $52,000, consisting of $50,000 in principal and $2,000 in accrued interest, and the note has accordingly been retired.

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

NORTH BAY RESOURCES INC.

Date: November 9, 2011	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)

EXHIBIT NUMBER	DESCRIPTION
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	NORTH STAR - MINFILE No 082FNW068(2)
10.39	NORTH STAR - MINFILE No 082FNW068 - Production(2)
10.40	NORTH STAR - MINFILE No 082FNW188(2)
10.41	NORTH STAR - MINFILE No 082FNW188 - Production(2)
10.42	NORTH STAR - MINFILE No 082FNW209(2)
10.43	NORTH STAR - MINFILE No 082FNW209 - Production(2)
10.44	PINE RIVER - MINFILE No 093O 009(2)
10.45	RACHEL - MINFILE No 082FSW299(2)
10.46	RACHEL - MINFILE No 082FSW299 - Production(2)
10.47	SILVER CUP - MINFILE No 082KNW113(2)
10.48	SILVER CUP - MINFILE No 082KNW116(2)
10.49	SILVER CUP - MINFILE No 082KNW220(2)
10.50	SILVER LEAF - MINFILE No 082FNW140(2)
10.51	SILVER LEAF - MINFILE No 082FNW140 - Production(2)
10.52	SILVER LEAF - MINFILE No 082FNW143(2)
10.53	SILVER LEAF - MINFILE No 082FNW143 - Production(2)
10.54	SILVER LEAF - MINFILE No 082FNW144(2)
10.55	SILVER LEAF - MINFILE No 082FNW144 - Production(2)
10.56	TRUAX - MINFILE No 092JNE060(2)
10.57	TULAMEEN - MINFILE No 092HNE128(2)
10.58	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.59	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.60	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.61	ACG Consulting Agreement(4)
10.62	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.63	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.64	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.65	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.66	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.67	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.68	Northern California Regional Center MOU dated October 14, 2010(7)
10.69	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.70	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.71	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.72	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.73	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.74	Geological Consulting Services Agreement dated March 7, 2011(13)
10.75	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.76	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.77	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
14	Code of Ethics(1)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

________________________________
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

 (1) Previously filed with the Company’s initial filing of Form S-1, SEC file number 333-164860, filed on February 11, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(2) Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on June 16, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(3) Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on July 21, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(4) Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on August 20, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(5) Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on September 17, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(6) Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on October 4, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(7) Previously filed with the Company’s filing of Form S-1/A, SEC file number 333-164860, filed on November 2, 2010, and incorporated by this reference as an exhibit to this Form 10-Q.

(8) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 4, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(9) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 7, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(10) Previously filed with the Company’s filing of Form S-1, SEC file number 333-171603, filed on January 7, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(11) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 1, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(12) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 4, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(13) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 10, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(14) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 1, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(15) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 25, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.

(16) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 1, 2011, and incorporated by this reference as an exhibit to this Form 10-Q.