Form 10-K
period 2011-12-31
NORTH BAY RESOURCES INC
filed 2012-03-12
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011):  $14,891,571*

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 98,154,443 as of March 9, 2012.

*As reported on the Over-the-Counter Bulletin Board (OTCBB). Excludes 16,206,474 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The OTCBB is a centralized quotation service that collects and distributes market maker quotations for securities traded in the over-the-counter market. It displays real-time quotes, last-sale prices, and volume information for many over-the-counter securities that are not listed on the Nasdaq Stock Market or a national securities exchange. However, it is not recognized as an established trading market for securities. The registrant’s common stock trades on the OTCQB and OTCBB

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding our ability to raise capital and the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate;

•	Unexpected changes in business and economic conditions;

•	Changes in interest rates and currency exchange rates;
•	Technological changes in the mining industry;

•	Changes in exploration and overhead costs;

•	The level of demand for our products;

•	Changes in our business strategy;

•	Changes in exploration results;

•	Estimates of future costs and other liabilities for certain environmental matters.

•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	The uncertainty of mineralized material estimates and timing of development expenditures;

•	Results of future feasibility studies, if any;

•	Timing and amount of production, if any;

•	Access to and availability of materials, equipment, supplies, labor and supervision, power and water; and

•	Commodity price fluctuations;

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

(2) As of December 31, 2010, the Company had two joint-ventures under contract, one with Silver Quest Resources Ltd on the Company’s Fawn Property, and another with Lincoln Resources Inc on the Company’s Coronation Gold Property.  As of December 31, 2011, both of these joint-ventures have been terminated, and the Company regained 100% ownership of the subject properties. As of December 31, 2011, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming.

(3) Our primary cost in any option or JV agreements is typically the degree to which we give up our rights to any property.  In the case of an option agreement, we give up all of our rights if all of the terms of the contract are fulfilled, and will only retain a net smelter royalty (NSR), typically 2%.  In the case of a joint-venture, we will generally retain only 25% to 50% of our rights if all of the terms of the contract are fulfilled, and may be subject to further dilution should we elect not to further participate in the joint-venture.  An exception to this is when a joint-venture is agreed to on a profit-sharing basis, where the Company elects to retain 100% ownership of the project, and both parties are obligated to contribute its share of the project development costs.

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

The Company also plans on generating revenue through mining once commercial operations begin on any of its properties.  Towards this end, the Company has acquired the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price was $2,500,000, of which $510,000 in cash and stock was paid as of the closing date of July 1, 2011, and the remaining $1,990,000 is a seller-financed mortgage at a 3% interest rate per annum.  The mortgage is to be paid in full on or before December 30, 2012.  As part of the terms of acquisition, the seller received 10 million shares of the Company’s common stock with a market value of $150,000 as of the day the agreement was signed, and which was then applied to the purchase price.  The seller has also been granted 10 million 5-year warrants exercisable at 2 cents, 2 million 5-year warrants exercisable at 9 cents, and 2 million 5-year warrants exercisable at 10 cents.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of the seller, Ruby Development Company, with any officer, director, or affiliate of North Bay Resources Inc.

Operational funding for the Ruby project of up to $7.5 million is to be provided through the federal EB-5 program described below.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover our acquisition costs.

The Company presently has an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's prospective mining projects in Northern California.

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

The agreement provides that North Bay and ACG shall form a Limited Liability Corporation (“LLC”) concurrent with the filing of our Regional Center application with USCIS, in which North Bay will own 49% of the Regional Center, and ACG will own 51%. ACG and North Bay, working together through the Regional Center, will seek to raise up to $7.5M in EB-5 funding for North Bay's initial mining project, subject to USCIS approval. ACG will also be an equity partner by way of membership in a joint-venture LLC in each project North Bay may bring into the Regional Center, the amount of which will vary on a deal by deal basis based on the amount of consulting services ACG actually provides, and the amount of EB-5 funding actually received. At the present time, no projects other than mining are being considered, and the industry focus for the Regional Center is expected to be limited to mining initially.

Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG up to $50,000 as its share of the startup expenses.  In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.   As of December 31, 2011, the Company has paid a total of $37,216 in startup expenses incurred by ACG to prepare and file EB-5 applications with USCIS.  These expenses have been paid in full, in cash, and as such there will be no convertible debenture issued in connection with this agreement. As of December 31, 2011, no shares have been or will be issued in connection with this agreement.

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

The applications and all supporting documentation required by USCIS were filed by NCRC in January, 2011.  In July, 2011, NCRC received formal approval by USCIS for the expansion of the Regional Center, and the inclusion of the Ruby Mine as a qualified EB-5 project.

With the approval of the Expansion and Mining Designation by USCIS, NCRC is now permitted to sponsor qualified investments in North Bay’s Ruby Project under the EB-5 Program.  The MOU provides that NCRC will receive a $5,000 administrative fee to be paid by each investor independent of the investor’s minimum EB-5 investment of $500,000.  In addition, upon the Ruby Project receiving the aggregate sum of $7,500,000 through the EB-5 Program, NCRC shall be entitled to an undivided one and one half percent (1.5%) interest in the Ruby Project.  No shares of Company stock have been or will be issued in connection with this agreement, and the entire EB-5 funding is expected to be non-dilutive to shareholders.  While a new Regional Center remains a long-term goal of North Bay and ACG, the agreement to bring the Ruby Project within the scope of a pre-existing Regional Center is seen by the Company as the most efficient and expeditious way to complete funding for the Ruby Project through the EB-5 Program in the near-term.  This is an arms-length agreement, and neither the Company nor any of its officers or directors has any ownership position or pre-existing relationship with NCRC.

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

As determined by the agreement with ACG dated July 28, 2010, net income from the Ruby Project is to be distributed as follows: (a) until the first $3,000,000 of the EB-5 Financing is returned to the EB-5 investors, 80% of the net profits from the Ruby Project will be returned to the EB-5 investors and 20% will be distributed to the owners of the JV; (b) after the first $3,000,000 of the EB-5 Financing is returned to the EB-5 investors and until the entire amount of the EB-5 Financing has been returned to the EB-5 investors, 70% of the net profits from the Ruby Project will be returned to the EB-5 investors and 30% will be distributed to the owners of the JV; (c) after the entire amount of the EB-5 Financing has been returned to the EB-5 investors, 100% of the net profits from the Ruby Project will be distributed to the owners of the JV.  By virtue of the loan covenant dated September 27, 2010 with Tangiers and the MOU dated October 14, 2010 with NCRC, the interests of Tangiers (0.75%) and NCRC (1.5%) are included in the net profit distributions to the owners of the JV.  The loan from Tangiers was satisfied and retired in Q1, 2011, but the profit interest agreed to and described herein remains in effect.

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

On November 1, 2011, the Company agreed to option the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.  As of the date of this report, no decision has yet been made regarding the exercise the Taber option.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $11,261,861 as of December 31, 2011. In addition, we have a working capital deficit of $2,578,163 as of December 31, 2011. We had net losses of $951,468 and $287,345 for the years ended December 31, 2011 and 2010, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2011 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of December 31, 2011 the accumulated deficit attributable to CEO compensation is $784,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the six years since 2006 has totaled $225,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, and $90,000 in 2011.  These cash expenditures are also included in the accumulated deficit.

The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through loans or stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through loans, stock issuances, or increasing revenues and reaching profitability.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 30, 2012.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.  As of December 31, 2011, all monthly payments have been paid, and the outstanding balance due on the note is $1,889,185. Subsequent to December 31, 2011, the Company issued an additional 2 million 5-year warrants to RDC in consideration for reducing the Company’s monthly mortgage payments on the Ruby Mine property from $85,000 per month to $10,000 per month until March 31, 2012. Said warrants give RDC the right to purchase up to 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share.  As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,618 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which the $171,618 in reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been extinguished.

It is expected that the aggregate total of warrants related to this transaction will be dilutive to shareholders by adding up to 14 million shares onto our outstanding share total in the event that all the warrants are exercised. The actual dilution is dependent upon whether or not any of the warrants are exercised prior to their expiration dates.

Operational funding for the project of up to $7.5 million is expected to be provided through the federal EB-5 program described previously.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to meet our obligations.

The Ruby purchase agreement includes the subsurface mineral rights to 2 patented claims comprising 435 acres, and 30 unpatented claims comprising approximately 1,320 acres.  All of the unpatented claims in the property package are in good standing through August 31, 2012 with both the BLM in Sacramento and Sierra County in Downieville, CA. Annual BLM claim fees and taxes are currently $16,600 per year, and are paid and current.  Sierra County tax obligations are expected to increase in 2012 following a post-acquisition tax reassessment by the county, which as of the date of this report has not been completed. The Ruby Mine is permitted(3) for underground exploration, small scale development and small scale production.

Claim Name	Type	Acres(1)	Good Until(2)
Guatemala	Patented	147	-
Extension Placer Mining Claim	Patented	288	-
Wisconsin Placer Mining Claim	Unpatented	180	September 1, 2012
Wisconsin Extension Placer Mining Claim	Unpatented	159	September 1, 2012
Garnet Placer Mining Claim	Unpatented	75	September 1, 2012
Ruby Quartz Mining Claim	Unpatented	20	September 1, 2012
Diamond Quartz Mining Claim	Unpatented	20	September 1, 2012
Sapphire Placer Mining Claim	Unpatented	2	September 1, 2012
Gold Channel Placer	Unpatented	150	September 1, 2012
Black Channel Placer	Unpatented	60	September 1, 2012
Topaz Placer Mining Claim	Unpatented	160	September 1, 2012
Irene Placer Mining Claim	Unpatented	140	September 1, 2012
Opal Placer Mining Claim	Unpatented	160	September 1, 2012
Ruby Lode No. 7	Unpatented	20	September 1, 2012
Ruby Lode No. 8	Unpatented	20	September 1, 2012
Ruby Lode No. 16	Unpatented	20	September 1, 2012
Ruby Lode No. 17	Unpatented	20	September 1, 2012
Ruby Lode No. 18	Unpatented	20	September 1, 2012
Ruby Lode No. 19	Unpatented	20	September 1, 2012
Ruby Lode No. 20	Unpatented	20	September 1, 2012
Ruby Lode No. 27	Unpatented	20	September 1, 2012
Ruby Lode No. 28	Unpatented	20	September 1, 2012
Entry Lode Mining Claim	Unpatented	20	September 1, 2012
Entry Extension Lode Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 1 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 2 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 3 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 4 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 5 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 6 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 7 Placer Mining Claim	Unpatented	20	September 1, 2012
Golden Bear 8 Placer Mining Claim	Unpatented	20	September 1, 2012

(1) The sum total of the acreage of the unpatented claims is 1,506 acres.  However, as some placer claims overlap lode claims, the true acreage of the unpatented claim area is known to be approximately 1,320 acres, for a total property extent of approximately 1,755 acres including the subsurface patented claim area.

(2) September 1, 2012 represents the “Good Until” date of the Ruby unpatented claims. In order to maintain a mining claim in California in good standing, the claim holder must perform annual work having a minimum cost of $100 or, alternatively, pay to the U.S. Bureau of Land Management (”BLM”) an annual maintenance fee of $140.  Patented claims have no “Good Until” date, and instead are only subject to local and state taxes.  As of September 1, 2011, $4,200 was paid to maintain the unpatented claims, and $12,400 was paid in property taxes to maintain the unpatented and patented claims in good standing.

(3)  The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2012, which was paid to the State Water Resources Control Board in December 2011.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $171,618 is also in place.

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

The Brush Creek Mining and Development Company, Inc. (“Brush Creek”) acquired the Ruby in 1990.  From 1990 through 1995, Brush Creek rehabilitated and re-timbered approximately one and one-quarter miles of horizontal haulage tunnel supports and a 210 foot vertical shaft for access and mine safety, constructed a new wash plant and quartz mill, built underground roads for use by diesel loaders, installed a hoist and constructed a new sixty-foot steel head frame over the Lawry Shaft at the Ruby Mine, installed a complete underground ventilation system and electrical system at the Lawry Shaft, constructed a new waste water treatment system for use at the mill site, and modified and enlarged the structures at the mill site.  According to their SEC filings, Brush Creek’s total investment in the Ruby was $4,554,575 as of June 30, 1997, including $2,251,714 of development costs, and $1,975,525 of mining equipment.  Production during this period was limited.  From December 1992 until July 1993 an estimated 7,300 tons of mineralized material was mined, resulting in the recovery of approximately 200 ounces of gold.  Brush Creek stated that these preliminary results were too small to be a reliable representative sample of the expected placer grades.  In 1994, approximately 400 tons were mined from the Lawry channel, at an average grade of 0.2 ounces per ton.  By 1995, mining operations were suspended, and except for limited periods of sporadic activity over the next few years, the mine was put on care and maintenance. Brush Creek briefly resumed operations in 1998, driving a development tunnel in the south Lawry Shaft workings. The property was eventually forfeited and returned to the Ruby Development Company, who has maintained the property and permits since 1998.

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

The equipment, fixed assets, and infrastructure in place include a 1,000 yard per day placer wash plant, 50-ton per day quartz mill, 6,000 feet of tracked haulage, and related support equipment needed for underground mining operations.  A second exit, the Lawry Shaft, almost 2 miles from the main portal, can provide natural ventilation for much of the underground workings. Surface buildings and facilities include a lumber mill, machine shops, offices, and accommodations.  The property also features an excellent system of roads, is accessible via paved highway from Reno or Sacramento, has abundant water and timber available for mining purposes, and has PG&E power available on-site.

Permits in place include a Plan of Operations, a Phase I Environmental Site Assessment, a Water Order, and a Reclamation Plan secured by over $171,618 in Reclamation Bonds. The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2012, which was paid to the State Water Resources Control Board in December 2011.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $171,618 is also in place.

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

The locus of the Melones Fault coincides with a discontinuous zone of intensely sheared and variably altered serpentinite, commonly associated with more massive gabbroic rocks. These rocks are believed to represent part of an ophiolite suite. At the latitude of the Alleghany-Downieville district, the Melones Fault zone is up to 4 miles wide. At this location, the fault zone is occupied by a serpentinite-hosted melange of ophiolitic rocks, blueschist to greenschist-grade oceanic sediments and mafic volcanics, as well as complexly deformed, amphibolite-grade Paleozoic rocks

Mineralization and Deposit Type

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

The initial work in the first months will concentrate on getting the Ruby Mine facilities and equipment into good working order.  The Company began rehabilitation of the Ruby Tunnel in October, 2011.  This work is expected to be completed in Q2, 2012.

The Pilot and Mount Vernon Channel targets are projected to lie in the near vicinity of the existing Lawry Shaft workings, so active exploration tunneling ("drifting") with air-powered slushers and trackless loaders ("LHD's") is expected to be underway in the second month of activity.

Construction of the 1,500 foot Deep Rock Creek Project access tunnel can also begin very quickly. This tunnel will be a tracked haulageway. The rate of progress will be limited by the amount of time required by the maintenance program in the Ruby Tunnel beyond the "Daylight Turn" where the Deep Rock Creek Access Tunnel begins. This maintenance will be required prior to constructing the Big Bend Raise to the Black Channel workings.  This maintenance work is being conducted now, and is expected to be completed in Q2, 2012.

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

For the year ended December 31, 2011, the Company paid the Province of British Columbia an aggregate of $72,495 USD in registration and claim maintenance fees to maintain our properties in good standing.  For the year ended December 31, 2010, these fees totaled $45,917 USD.

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

Principal Canadian Properties

The following table shows the Company’s principal target properties in British Columbia, Canada, which in aggregate comprise 125 claims that cover 40,204 acres (16,277 hectares).  The Company owns additional claims throughout British Columbia, but most of these others have not as yet been aggregated into identifiable properties, are currently not considered material, or are expected to expire on their termination dates and no longer held.  As of December 31, 2011, our total holdings are 280 claims encompassing 99,339 acres (40,218 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition.

Properties are labeled as such when individual claims that are either contiguous with each other or in close proximity can be aggregated and identified with a known mineral or placer resource. As of December 31, 2011, the total cash cost expensed to acquire the properties listed below is $17,552, consisting of $7,677 in staking fees paid to the Province of British Columbia, and $9,875 paid in 2006 to an individual to acquire the Monte Cristo.  If every claim is maintained for the next year, the projected expense would be a maximum of $77.032.  In keeping with Company practices, some non-strategic claims may be allowed to lapse, and possibly re-staked afterwards, resulting in a considerable saving from the maximum projected annualized cost.  As well, any of these properties that become the subject of options or joint-ventures with other companies will see their projected maintenance costs transferred to the prospective partner company for the duration of the contract. The table below shows the cash acquisition cost of each property and the annualized projected cost (or carrying cost) of maintaining the properties in good standing.  All dollar amounts in this table are expressed in Canadian dollars, and the actual expense to the Company in terms of US dollars, when actually paid, can be as much as 10% lower, depending on the foreign currency exchange rate on the day any payment is recorded.

Property Name	Area (hectares)	Acquisition Cost	Carrying Cost (Annualized)
ARGO GOLD	463	$185	$2,037
BOULEAU CREEK GOLD	950	363	4,180
CHERRY GOLD	1,200	480	5,278
CONNIE HILL	1,627	651	7,161
CORONATION GOLD	125	50	550
FAWN	407	163	1,791
GOLD HILL PROJECT	2,932	1,173	12,903
LARDEAU CREEK	594	238	2,615
LOUGHBOROUGH GOLD	288	115	1,265
LYNX GOLD	622	340	3,738
MONTE CRISTO*	333	9,875	3,991
NEW ESKAY CREEK	2,080	832	9,151
PINE RIVER VANADIUM	733	1,122	3,224
RACHEL GOLD	337	135	1,483
SILVER CUP	883	353	3,884
TRUAX GOLD	2,225	890	9,791
TULAMEEN PLATINUM	231	92	1,015
FRASER RIVER PLATINUM	248	496	2,974
Total	16,277	$17,552	$77,032

*With the exception of the Monte Cristo which was acquired from another party, as described below, all of the Company’s properties in British Columbia were acquired as a result of the direct staking of located claims by Company personnel and payment of the statutory registration fees to the Province of British Columbia.

The registration fee for staking new claims in British Columbia is $0.40 per hectare for a mineral claim, and $2.00 per hectare for a placer claim.  The initial term of any claim staked in British Columbia is one year.  This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $4 per hectare per year for the first 3 years, and $8 per hectare per year for each year thereafter, plus a registration fee of $0.40 per hectare. For a placer claim, the minimum expenditure is $10 per hectare.  If work is not performed on the subject claims, the registrant can pay a cash-in-lieu fee (“CIL”) to British Columbia equal to the minimum work expenditure due to maintain the claim in good standing.

The Company owns a 100% undivided interest in the mineral rights underlying these properties, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.

All of the properties described below are without known reserves, and are exploratory in nature.

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

The Fawn Property was the subject of a joint-venture with Silver Quest Resources Ltd (TSX-V: SQI) (“Silver Quest”) from October 15, 2009, until December 17, 2011, when it was terminated..

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

The Coronation was the subject of a joint-venture with Lincoln Resources Inc. (“Lincoln”), a private Nevada corporation from August 6, 2009, until October 6, 2011, when it was terminated..

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

Notes: FRASER RIVER PLATINUM AS OF MAY 27, 2010. CLAIMS ARE HILIGHTED IN YELLOW.

In February 2009, the Company through our then-prospective JV partner, Mr. Bill Morgan, discovered visible gold during the first phase of test excavations 400 metres northwest of the Van Winkle Bar along an old river channel. Prior to this there were no substantive indications of gold mineralization in the Fraser River deposit.

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

As of December 31, 2011, the Company has signed a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for and discussions with the local First Nations are underway, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming, or that the joint-venture will be successful.

The Gold Hill Project is located due west of the village of Salmo in southeastern British Columbia, and covers 2,932 hectares (7,242 acres).

With the exception of patented claims known as Crown Grants shown on the map below, the Company owns a 100% undivided interest in the mineral rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land.  The green areas on the claims map are the patented claims (Crown Grants) that are owned by other parties and not part of the property.

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

In 2008, the Company entered into a joint-venture agreement with Hidalgo Mining International Inc. ("Hidalgo") to explore and develop the Gold Hill Project.  This joint venture was terminated in October 2009.

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

In October 2011, a Pilot HMC (“Heavy Mineral Concentrates”) Geochemical program of the Bouleau Creek Gold property was conducted on behalf of the Company by Billiken Gold Ltd of Enderby, BC.  Over 2300 pounds of sample material were collected, and subsequently processed and cataloged into 36 samples.  The samples were sent to ALS Chemex in Vancouver for analysis, who reported the following assay results:

SAMPLE	Weight	Au
DESCRIPTION	kg	g/t
NB-35	0.12	0.475
NB-36	0.12	0.558
NB-37	0.12	0.177
NB-38	0.10	0.377
NB-39	0.12	0.301
NB-40	0.10	1.82
NB-41	0.10	0.223
NB-42	0.12	<0.005
NB-43	0.12	0.048
NB-44	0.12	0.131
NB-45	0.12	0.032
NB-46	0.10	0.007
NB-47	0.12	0.145
NB-48	0.12	0.123
NB-49	0.12	0.507
NB-50	0.12	0.369
NB-51	0.12	0.322
NB-52	0.10	0.03
NB-53	0.12	0.864
NB-54	0.12	0.256
NB-55	0.12	0.407
NB-56	0.12	0.529
NB-57	0.10	0.826
NB-58	0.12	2.09
NB-60*	0.56	95.6
NB-61	0.10	0.097
NB-62	0.10	0.455
NB-63	0.12	0.212
NB-64	0.50	<0.005
NB-65	0.54	<0.005
NB-66	0.10	0.192
NB-67	0.12	0.035
NB-68	0.12	0.335
NB-69	0.12	0.333
NB-70	0.12	0.346
NB-71	0.12	0.312

*All of the samples were analyzed by conventional fire assay (Au-AA23), with the exception of sample NB-60. Due to the presence of visible gold, a metallic screen assay (Au-SCR21) was performed on sample NB-60, where the final prepared pulp is passed through a 100 micron (Tyler 150 mesh) stainless steel screen to separate the oversize fractions. Any +100 micron material remaining on the screen is retained and analyzed in its entirety by fire assay with gravimetric finish and reported as the Au(+)fraction result, which for sample NB-60 was reported as 95.6 grams per tonne gold.  The Au(-)fraction (minus the oversize fractions) assayed 0.24 g/t gold, for a total of 0.77 g/t gold when all fractions were combined and averaged.  Excluding the nugget effect from sample NB-60, the average fire assay of all 36 samples came in at 0.37 g/t gold.

The Company intends to do a follow up exploration program during the 2012 season. The Company also intends to engage a joint-venture partner to fund further development of the project.  There is no guarantee the Company will be successful in this effort.

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

Subsequent to December 31, 2011, the Company amended its aforementioned Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to include a joint-venture on the Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming, or that the joint-venture will be successful.

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

Item 4.            Mine Safety Disclosures

Not applicable.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 4, 2011, our Common Stock has been traded on the Over the Counter Bulletin Board ("OTCBB") and OTCQB, under the symbol NBRI.OB.  Prior to that, our Common Stock was traded on the Pink Sheets under the symbol NBRI.PK.  The Pink Sheets are not recognized as an established public trading market

The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock traded on the OTCBB and OTCQB for the fiscal year ended December 31, 2011, and on the Pink Sheets for the fiscal years ended December 31, 2010 and December 31, 2009. The quotations are split-adjusted and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2011	High	Low
First Quarter	$0.09	$0.026
Second Quarter	$0.22	$0.073
Third Quarter	$0.21	$0.12
Fourth Quarter	$0.19	$0.07

Fiscal Year 2010	High	Low
First Quarter	$0.04	$0.015
Second Quarter	$0.029	$0.0044
Third Quarter	$0.025	$0.015
Fourth Quarter	$0.0475	$0.015

Fiscal Year 2009	High	Low
First Quarter	$0.04	$0.008
Second Quarter	$0.03	$0.009
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.074	$0.012

Holders.  As of December 31, 2011, our common stock was held by approximately 1,587 shareholders of record. Our transfer agent is Colonial Stock Transfer Co., Inc., 66 Exchange Place, Salt Lake City, UT  84111, phone number (801) 355-5740. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

Recent Sales (Issuances) of Unregistered Securities

During 2011, the Company issued an aggregate of 1,437,416 shares of common stock to retire a Convertible Promissory Note Agreement dated December 30, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $51,612, consisting of $51,000 in principal plus $1,612 in accrued interest.

During 2011, the Company issued 2 million shares of common stock to our Chief Executive Officer to relieve $180,000 in accrued deferred compensation.  The shares were valued at the closing market price on the day of issuance.

During 2011, the Company issued 111,112 shares of common stock to Fred Michini as directors compensation of $10,000.  The shares were valued at the closing market price on the day of issuance.

During 2011, the Company issued 550,000 shares of common stock as a settlement on a 2009 consulting agreement.  The shares were valued at the closing market price on the day of issuance.

During 2011, the Company issued an aggregate of 557,528 shares of common stock to fully satisfy and retire a Convertible Note dated January 4, 2011 with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company received $50,000 as a loan from Asher.  The total amount satisfied on conversion was $52,000, consisting of $50,000 in principal and $2,000 in accrued interest, and the note has accordingly been retired.

During 2011, 863,681 shares of common stock were issued to satisfy and retire a Convertible Promissory Note Agreement dated June 17, 2010 with Tangiers pursuant to which the Company received $17,500 as a loan from Tangiers.  The total amount satisfied on conversion was $18,724, consisting of $17,500 in principal plus $1,224 in accrued interest.

During 2011, 42,857 shares of common stock were issued for geological consulting services rendered. The shares were valued at $3,000, based on the closing market price on the date of issuance.

During 2011, 1,600,467 shares of common stock were issued to satisfy and retire a Convertible Promissory Note Agreement dated September 27, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $52,495, consisting of $50,000 in principal plus $2,495 in accrued interest.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to those differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors” section.

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

On July 1, 2011 we acquired the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations. We intend to begin mining operations at the Ruby Mine during FY 2012, but there is no guarantee that mining operations will begin, or that our mining operations will be successful.

On November 1, 2011, the Company agreed to an exclusive option on the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.  Said due diligence is still ongoing as of the date of this report, and there is no guarantee that the option will be exercised, that mining operations will begin, or that our mining operations will be successful.

As of December 31, 2010, the Company had two joint-ventures under contract, one with Silver Quest Resources Ltd on the Company’s Fawn Property, and another with Lincoln Resources Inc on the Company’s Coronation Gold Property.  As of December 31, 2011, both of these joint-ventures have been terminated.  As of December 31, 2011 and December 31, 2010, gains from joint-venture agreements totaled $0 and $98,257, respectively.  Of the $98,257 recognized from joint-ventures in 2010, $87,707 in cash was received from Silver Quest Resources Ltd, and $10,550 in cash was received from Lincoln Resources, Inc. As of December 31, 2011 and December 31, 2010, cash gains from claim sales totaled $103,000, of which a $30,000 promissory note remains outstanding.  As of December 31, 2010, cash gains from claim sales totaled $11,000.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

As of December 31, 2011, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming.

With the exception of the Ruby Mine, we currently do not control any properties with active mining operations. The Ruby Mine has begun pre-production operations to rehabilitate the Ruby tunnel, but there is no guarantee yet that commercial production of gold can commence.

As of December 31, 2011, we own the mineral rights to 280 mining claims in British Columbia encompassing an aggregate of 99,339 acres (40,218 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of December 31, 2011.

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

We expect to generate long-term revenue from our acquisition of the Ruby Mine, through the acquisition of additional mines, and by the development of our properties, either independently or through joint-venture partners, into operating mines.  There is no assurance that these efforts will be successful, or that the projects will be economically viable.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $11,261,861 as of December 31, 2011. In addition, we have a working capital deficit of $2,578,163 as of December 31, 2011. We had net losses of $951,468 and $287,345 for the years ended December 31, 2011 and 2010, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2011 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of December 31, 2011 the accumulated deficit attributable to CEO compensation is $784,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the six years since 2006 has totaled $225,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, and $90,000 in 2011.  These cash expenditures are also included in the accumulated deficit.

The ongoing execution of our business plan is expected to result in operating losses over the next twelve months. Management believes it will need to raise capital through loans or stock issuances in order to have enough cash to maintain its operations for the next twelve months. There are no assurances that we will be successful in achieving our goals of obtaining cash through loans, stock issuances, or increasing revenues and reaching profitability.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, or possible reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of December 31, 2011.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2011, no options or warrants have been issued for compensation and none are outstanding.  As of December 31, 2011, 15 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2011 and 2010, there were 37,562,500 and 40,624,678 common stock equivalents outstanding, respectively.

Results of Operations for the Year Ended December 31, 2011 Compared to Results of Operations for the Year Ended December 31, 2010

Gains from Other Income.  For the twelve months ended December 31, 2011 and December 31, 2010, the Company’s  other income related to mineral claim sales and joint-ventures in British Columbia was $103,500 and $109,257, respectively. The Company has spent $72,495 and $77,886 in mineral property costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees.

Operating Expenses.   For the year ended December 31, 2011, the Company had operating expenses of $673,053, which included general and administrative expenses of $345,451.  Operating expenses for the year ended December 31, 2010 were $385,330, which included general and administrative expenses of $249,829.  Our increase in operating expenses was mainly from expenditures incurred at the Ruby Mine, marketing, and consulting fees.

Net Loss.  For the year ended December 31, 2011, we had a net loss of $951,468.  Our net loss for the year ended December 31, 2010 was $287,345.  The increase in our net loss was due from increased expenditures incurred at the Ruby Mine, marketing and consulting fees, and interest expense.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded primarily by its founders, board members, employees and persons related to or acquainted with these, the sale of securities, and the issuance of debt. To remedy the current deficiency in our liquidity position, we will raise funds through our equity credit line established with Tangiers Investors, LP (see Exhibit 10.0 under Item 15 herein), additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are often deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in British Columbia in good standing and pay general administrative expenses.   We believe these expenses can be maintained at present levels for the foreseeable future.  Going forward, as a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, we may not be able to maintain our mineral claims or make timely filings with the SEC.

In the first quarter of 2012, our mortgage on the Ruby Mine property requires us to make payments of $30,000 over the 3 month period from January 1, 2012 through March 31, 2012. As of the date of this report, all required payments have been made, and we are current in our obligations.  Mortgage payments for the duration of 2012 will be a minimum of $85,000 per month, with a final balloon payment due on or before December 30, 2012.  As of December 31, 2011, the balance due on the mortgage is $1,889,186. The Company expects to satisfy the mortgage and retire the note upon receipt of funding from overseas investors through the federal EB-5 program.  The Ruby project was formally approved as an EB-5 project by USCIS in July, 2011, and as of the date of this report the final phase of the funding overseas is nearing completion.  The Company expects to complete the funding in the near-term, but until that time the Company believes it can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of December 31, 2011, total current assets were $130,870, which consisted of $129,888 of cash and $982 in accounts receivable.  As of December 31, 2010, total current assets were $56,910, which consisted of $47,000 of cash and $9,910 of prepaid expenses.

As of December 31, 2011 and 2010, our total current and long-term liabilities were $2,711,055 and $879,763, respectively. The net increase in current liabilities is primarily due to our mortgage obligation for the Ruby Mine, and its associated reclamation bonds.

We had a working capital deficit of $2,578,163 as of December 31, 2011, and a working capital deficit of $822,853 as of December 31, 2010.

During the year ended December 31, 2011, operating activities used cash of $408,051 as compared to the twelve months ended December 31, 2010, where we used cash of $77,536 in operating activities. The increase in cash used by operating activities for the twelve months ended December 31, 2011 was due primarily to operational and developmental expenses at the Ruby Mine, and related amortization of debt and depreciation of assets.

We had a net increase in cash of $82,888 for the year ended December 31, 2011. Cash flows from claim sales and financing activities represented the Company’s principal source of cash for the twelve month period ended December 31, 2011. Cash flows from financing activities during the year ended December 31, 2011 were $878,685, consisting primarily of proceeds from the issuance of stock. During the fiscal year ended December 31, 2010, we received $167,500 from financing activities, consisting entirely of proceeds from the issuance of stock and convertible debt.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note has a maturity date of six (6) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note.

 Recent Developments During FY 2011

On January 4, 2011, the Company announced that it has received clearance to list its shares on the Over-The-Counter Bulletin Board ("OTCBB"), effective January 4, 2011.  The Company’s stock symbol remains “NBRI”.

On January 11, 2011, the Company announced that, together with ACG Consulting, LLC ("ACG"), it has formally organized Ruby Gold, LLC as the special purpose entity that will own and operate the Ruby Gold Project under federal EB-5 Program guidelines, subject to the receipt of $7.5M in project funding. As previously disclosed in the Company's Form S-1/A as filed with the SEC on November 2, 2010 and in subsequent filings, before the Company can receive approval from USCIS and accept EB-5 funding, the Ruby Project must be organized as a new enterprise under the EB-5 Program. Effective January 7, 2011, North Bay and ACG have completed this requirement by jointly organizing an appropriate special purpose entity as a Limited Liability Company domiciled in California under the name Ruby Gold, LLC (the "JV"). The initial ownership/membership interest in the JV will be held 60% by North Bay and 40% by ACG.

Effective February 10, 2011, and as set forth in the Company’s Current Report on Form 8-K filed on February 14, 2011, the Company executed an agreement (the “Agreement”) to sell a number its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  As of December 31, 2011, $63,000 has been paid, and the remaining $30,000 remains outstanding as a promissory note.  The majority of this balance is past due and has been reserved for as of December 31, 2011.

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

On July 27, 2011, the Company began operations at the Ruby Mine with a comprehensive program of inspection and refurbishing to prepare the Ruby Mine for the start-up of mining operations.  This involved work to recondition the surface infrastructure, including work to clear and reinforce the settling ponds, shore up the retaining walls around the mill, stabilize and regulate the water discharge system, survey and expand the tailings area, test the mine ventilation system, and repair all power lines prior to restoring electric power to the property.  This work was completed as of September 30, 2011.  On October 27, 2011, work began to restore underground ventilation and reopen the Ruby tunnel entirely, from the Ruby Portal to the secondary exit at the Lawry Shaft.  CME Services, a fully-qualified and licensed mining contractor, has been engaged to perform the underground work.  As of the date of this report, the tunnel rehab work remains in progress, with over 32,000 board feet of mining timber replaced and 3,000 feet of ventilation duct installed.

On October 14, 2011, the Company signed a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, but as of the date of this report these milestones have not yet been achieved.

On November 1, 2011, the Company agreed to option the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.

On December 21, 2011, the Company received notification that its revised Ruby Mine Reclamation Plan has been formally approved by the Sierra County Planning Department ("SCPD"), and has satisfied all Conditions of Approval ("COA's"), as amended, previously issued by SCPD as well as the California Department of Conservation Office of Mining Reclamation ("OMR").  The revised Reclamation Plan includes an expansion of the tailings area, which is expected to provide enough capacity to support mining operations for at least another 5 to 7 years before another expansion will need to be considered. The revised Reclamation Plan is effective through April 16, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Bay Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of North Bay Resources Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from June 18, 2004 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Bay Resources, Inc. as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
Houston, Texas
March 9, 2012

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Dec 31, 2011	Dec 31, 2010
ASSETS
Current Assets
Cash	$129,888	$47,000
Accounts Receivable	982	-
Prepaid Expenses	-	9,910
Total Current Assets	130,870	56,910

Other Assets
Certificates of Deposit	171,875	-
Goodwill	5,341	-
Mining Claims	1,891,845	-
Property, Plant & Equipment, net of accumulated depreciation	733,885	-
Purchase Option - Ruby Mine	-	393,983
Purchase Option - Taber Mine	4,000	-
Total Other Assets	2,806,946	393,983
TOTAL ASSETS	$2,937,816	$450,893

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,942	$10,000
Accrued Expenses - related party	784,474	838,474
Accrued Interest	-	2,264
Convertible notes payable (net of discounts of $0 and $88,475, respectively)	25,000	29,025
Note Payable – Ruby Mine Mortgage	1,889,185	-
Note Payable (net of discounts of $20,568 and $0, respectively)	4,432	-
Total Current Liabilities	2,709,033	879,763

Long-Term Liabilities
Asset Retirement Obligation	5,147	-
Total Long-Term Liabilities	5,147	-
Total Liabilities	$2,714,180	$879,763

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 97,664,462 and 80,186,434 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	97,664	80,186
Additional Paid-In Capital	11,358,733	9,797,237
Stock Payable	25,000	-
Deficit Accumulated During Exploration Stage	(11,261,861)	(10,310,393)
Total Stockholders’ Equity (Deficit)	223,636	(428,870)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,937,816	$450,893

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING
DECEMBER 31, 2011 AND 2010
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011

	12 months ended December 31, 2011	12 months ended December31, 2010	Since inception (June 18, 2004 - December 31, 2011)

Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$40,567
Cost of Revenue	-	-	49,070
Gross Loss	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	43,216	-	303,000
General & Administrative Costs	345,451	249,829	9,486,516
Mining Property Costs	170,856	77,886	1,002,455
Depreciation Expense	60,560	-	60,560
Professional Services	52,970	57,615	170,718
Total Operating Expenses	673,053	385,330	11,023,249
Net Operating Loss	(673,053)	(385,330)	(11,031,752)
Other Income (Expenses)
Gain on Mineral Claim Sales	103,500	5,000	223,244
Gain on Joint-Ventures	-	104,257	277,149
Impairment Expense	(124,343)	-	(124,343)
Interest Income	532	47	641
Interest Expense	(166,748)	(21,195)	(262,186)
Loss on Conversion of Debt	-	-	(137,000)
Bad Debt Expense	(29,018)	-	(48,167)
Accretion Expense	(243)	-	(243)
Loss on Settlement	(62,095)	-	(62,095)
Realized Gain (Loss) on Investment	-	9,876	(97,109)
Net Other Income (Expenses)	(278,415)	97,985	(230,109)
Net Loss	(951,468)	(287,345)	(11,261,861)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	91,479,959	72,030,864
Basic Net Gain (Loss) per Share	$(0.01)	$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	91,479,959	72,030,864
Diluted Net Gain (Loss) per Share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011

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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Beneficial Conversion Features on notes payable	-	-	-	-	-	-	-	-	62,000	-	-	-	62,000

Common Stock issued to convert debt	-	-	-	-	-	-	1,350,000	1,350	120,150	-	-	-	121,500

Common Stock issued for services	-	-	-	-	-	-	10,575,000	10,575	959,425	-	-	-	970,000

Common Stock issued as interest on loan	-	-	-	-	-	-	10,000	10	1,490	-	-	-	1,500

Preferred Shares issued for services	-	-	100	-	-	-	-	-	101,000	-	-	-	101,000

Common Stock issued for conversion of preferred shares	(2,400,000)	-	-	(2,400)	-	-	1,200,000	1,200	1,200	-	-	-	-

Shares bought back and retired	-	-	-	-	-	-	(200,000)	(200)	(1,800)	-	-	-	(2,000)

Expenses paid by shareholder	-	-	-	-	-	-	-	-	70,623	-	-	-	70,623

Net loss for year	-	-	-	-	-	-	-	-	-	-	(1,490,871)	-	(1,490,871)

Balance at 12/31/2007	-	-	100	$-	$-	$-	16,522,261	$16,522	$8,513,664	$-	$(8,907,591)	$-	$(377,405)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Rounding of shares due to stock split	-	-	-	-	-	-	26	-	-	-	-	-	-

Common Stock issued for services	-	-	-	-	-	-	5,500,000	5,500	224,500	-	-	-	230,000

Common Stock issued for cash	-	-	-	-	-	-	2,275,000	2,275	7,725	-	-	-	10,000

Contribution from investor	-	-	-	-	-	-	-	-	10,000	-	-	-	10,000

Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	22,780	22,780

Net loss for year	-	-	-	-	-	-	-	-	-	-	(328,478)	-	(328,478)

Balance at 12/31/2008	-	-	100	$-	$-	$-	24,297,287	$24,297	$8,755,889	$-	$(9,236,069)	$22,780	$(433,103)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for services	-	-	-	-	-	-	2,500,000	2,500	27,250	-	-	-	29,750

Preferred Stock issued for services	4,000,000	100,000	-	4,000	100	-	-	-	249,685	-	-	-	253,685

Common Stock issued for cash	-	-	-	-	-	-	21,800,000	21,800	151,200	-	-	-	173,000

Common Stock issued for deferred compensation	-	-	-	-	-	-	10,000,000	10,000	177,500	-	-	-	187,500

Loss realized on AFS securities	-	-	-	-	-	-	-	-	-	-	-	(22,780)	(22,780)

Stock payable for commitment fee on equity offering	-	-	-	-	-	-	-	-	(115,310)	115,310	-	-	-

Net loss for year	-	-	-	-	-	-	-	-	-	-	(786,979)	-	(786,979)

Balance at 12/31/2009	4,000,000	100,000	100	$4,000	$100	$-	58,597,287	$58,597	$9,246,214	$115,310	$(10,023,048)	$-	$(598,827)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for commitment fee on equity offering	-	-	-	-	-	-	6,589,147	6,589	108,721	(115,310)	-	-	-

Common Stock issued for cash	-	-	-	-	-	-	5,000,000	5,000	45,000	-	-	-	50,000

Discount on convertible notes from beneficial conversion features and attached warrants	-	-	-	-	-	-	-	-	107,406	-	-	-	107,406

Common Stock issued for Ruby Mine Purchase Option	-	-	-	-	-	-	10,000,000	10,000	140,000	-	-	-	150,000

Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	149,896	-	-	-	149,896

Net loss for period	-	-	-	-	-	-	-	-	-	-	(287,345)	-	(287,345)

Balance at 12/31/2010	4,000,000	100,000	100	$4,000	$100	$-	80,186,434	$80,186	$9,797,237	$-	$(10,310,393)	$-	$(428,870)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
(Continued)
	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit

Common Stock issued for cash	-	-	-	-	-	-	10,314,967	10,315	846,685	-	-	-	857,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	70,568	-	-	-	70,568
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Net loss for year	-	-	-	-	-	-	-	-	-	-	(951,468)	-	(951,468)
Balance at 12/31/2011	4,000,000	100,000	100	$4,000	$100	$-	97,664,462	$97,664	$11,358,733	$25,000	$(11,261,861)	$-	$223,636

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2011 AND 2010
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011
	12 months Ended	12 months Ended	Since inception (June 18, 2004 -
	December 31, 2011	December 31, 2010	December 31, 2011)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(951,468)	$(287,345)	$(11,261,861)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	3,000	-	5,113,017
Common Stock issued to director for services	10,000	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	62,095	-	62,095
Bad debt expense	29,018	-	48,167
Gain realized on transfer of AFS – securities	-	(9,875)	(9,875)
Amortization of discount on debt	138,475	18,931	219,406
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	60,560	-	60,560
Accretion Expense	243	-	243
Impairment Expense	124,343	-	124,343
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	-	(30,000)
Prepaid Expenses	9,910	-	9,910
Accrued expenses – related party / Accounts Payable	136,030	198,253	1,100,593
Other current assets	(257)	2,500	(29,316)
Net Cash Used in Operating Activities	(408,051)	(77,536)	(1,829,470)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(12,459)	-	(12,459)
Cash paid for Ruby Purchase	(277,006)	(84,087)	(361,093)
Cash paid for development costs on Ruby Mine	(94,281)	-	(94,281)
Cash paid for purchase of Taber Mine Option	(4,000)	-	(4,000)
Net Cash Used In Investing Activities	(387,746)	(84,087)	(471,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	857,000	50,000	1,612,700
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	25,000	-	25,000
Debt Repayments	(103,315)	-	(103,315)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on debt	100,000	117,500	653,812
Net Cash Provided by Financing Activities	878,685	167,500	2,431,191
Net cash increase for period	82,888	5,877	129,888
Cash at beginning of period	47,000	41,123	-
Cash at end of period	129,888	47,000	129,888
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$219,941	$149,896	$369,837
Term extension of Ruby Mine warrants	$2,519	$-	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Cash obligation for purchase option - Ruby Mine	$-	$10,000	$-
Stock Payable for purchase option - Ruby Mine	$-	$150,000	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$70,568	$107,406	$177,974
Transfer of available for sale securities to relieve accrued salary	$-	$12,838	$12,838
Accrued salary relieved for shares issued	$179,999	$-	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$801,442	$-	$801,442
Ruby Mine acquisition	$2,164,118	$-	$2,164,118
Revision to Asset Retirement Obligation	$166,714	$-	$166,714
Common stock issued for conversion of convertible debt	$173,852	$-	$173,852
Common stock issued for stock payable	$-	$(115,310)	$-

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

NOTE 2               GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $11,261,861 as of December 31, 2011. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as result of these reclassifications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ruby Gold, Inc., a California corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2011 and December 31, 2010. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Marketable Securities

The Company accounts for its marketable securities, which are available for sale, in accordance with Financial Accounting Standards Board (“FASB”) guidance regarding accounting for certain investments in debt and equity securities, which requires that available-for-sale and trading securities be carried at fair value. Unrealized gains and losses deemed to be temporary on available-for-sale securities are reported as other comprehensive income (“OCI”) within shareholders’ deficit. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in “(Gain) loss on short- and long-term investments” and “Other income” on our statements of operations. Trading gains and losses also are included in “(Gain) loss on short-term and long-term investments.” Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. We classify our available-for-sale securities as short- or long-term based upon management’s intent and ability to hold these investments. In addition, throughout 2009, the FASB issued various authoritative guidance and enhanced disclosures regarding fair value measurements and impairments of securities which helps in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and in identifying transactions that are not orderly.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, or possible reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

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

Amounts incurred to settle plugging and abandonment obligations that are either less than or greater than amounts accrued are recorded as a gain or loss in current operations.  Revisions to previous estimates, such as the estimated cost to remediate and abandon a mine may require adjustments to the ARO and are capitalized as part of the costs of mineral assets.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2011 and December 31, 2010, respectively.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2011 and December 31, 2010, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2011 and 2010, there were 37,562,250 and 40,624,678 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended December 31, 2011 and 2010, respectively:

	December 31, 2011	December 31, 2010
Net Loss	$(951,468)	$(287,345)
Weighted-average common shares Outstanding (Basic)	91,479,959	72,030,864
Weighted-average common stock Equivalents	37,562,250	40,624,678
Deduction of stock Equivalents not included due to net loss	(37,562,250)	(40,624,678)
Weighted-average common shares Outstanding (Diluted)	91,479,959	72,030,864
Basic and Diluted Net Gain (Loss) per Share	$(0.01)	$(0.00)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of approximately 18-28 years for buildings, 3-10 years for machinery and equipment and 3- 5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, an estimated fair value is used based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

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

NOTE 5               PREPAID EXPENSES

During 2009, the Company sold its War Eagle claims in consideration of $14,910 in prepaid marketing and advertising services.  As of December 31, 2011, these services have been utilized, and the balance due is zero.

NOTE 6               ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of August 11, 2011, cash payments of $63,000 have been received, and a $30,000 promissory note due on September 30, 2011, was accepted for the balance due, plus $982 in reimbursed expenses for claim maintenance.  Accordingly, the sale was completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.  As of December 31, 2011, the $30,000 note has been classified as a bad debt, and $982 remains outstanding.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due in January, February, and March, 2012, to $10,000 each month. As of December 31, 2011, all monthly payments have been paid, and the outstanding balance due on the note is $1,889,185. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,618 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which the $171,618 in reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been extinguished as of December 31, 2011.

All costs related to the acquisition of the property have been capitalized when incurred. All costs related to operating costs of the property have been expensed when incurred. As of December 31, 2011 and December 31, 2010, the Company capitalized a total of $2,802,946 and $393,983, respectively, related to the Ruby Mine purchase. Cash paid during the period ended December 31, 2011 and December 31, 2010 was equal to $277,006 and $82,994, respectively. Warrants issued during the periods ended December 31, 2010 and December 31, 2011 were valued at $149,896 and $219,940 respectively. Shares paid as of December 31, 2010 were valued at $150,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model. In addition, $219,940 was capitalized to the purchase option during the six months ended June 30, 2011 related to the amendment on April 22, 2011 to issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program. The value of the additional warrants was calculated using the Black-Scholes model.  Subsequent to December 31, 2011, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share, in consideration for reducing the monthly mortgage payments due in January, February, and March, 2012.

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

Pro-Forma Financial Statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Unaudited Pro-Forma Condensed Combined Statements of Operations

	North Bay Resources Inc. for the year ended December 31, 2011	Ruby Gold, Inc.for the six month period ended June 30, 2011 (unaudited)	Adjustments	Combined

Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	-	-
Cost of Revenue	-	-	-	-
Gross Loss	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	43,216	-	-	43,216
General & Administrative Costs	345,451	800	-	346,251
Mining Property Costs	124,667	-	-	124,667
Permitting Costs	29,703	-	-	29,703
Depreciation Expense	60,560	-	60,560	121,120
BLM Fees and Taxes	16,486	-	-	16,486
Professional Services	52,970	255	-	53,225
Total Operating Expenses	673,053	1,055	60,560	734,668
Net Operating Loss	(673,053)	(1,055)	(60,560)	(734,668)
Other Income (Expenses)
Gain on Mineral Claim Sales	103,500	-	-	103,500
Impairment Expense	(124,343)	-	-	(124,343)
Interest Income	532	680	-	1,212
Interest Expense	(166,748)	-	-	(166,748)
Accretion Expense	(243)	-	-	(243)
Bad Debt Expense	(29,018)	-	-	(29,018)
Loss on Settlement	(62,095)	-	-	(62,095)
Net Other Income (Expenses)	(278,415)	-	-	(277,735)
Net Loss	(951,468)	(375)	(60,560)	(1,012,403)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Unaudited Pro-Forma Condensed Combined Statements of Operations

	North Bay Resources Inc. 12 months ended December 31, 2010	Ruby Gold, Inc. 12 months ended December 31, 2010	Adjustments	Combined

Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	-	-
Cost of Revenue	-	-	-	-
Gross Loss	-	-	-	-

Operating Expenses
General & Administrative Costs	249,829	1,323	-	251,152
Mining Property Costs	77,886	-	-	77,886
Due Diligence	-	7,255	-	7,255
Permitting Costs	-	8,114	-	8,114
Depreciation Expense	-	-	121,120	121,120
BLM Fees and Taxes	-	16,600	-	16,600
Professional Services	57,615	235	-	57,850
Total Operating Expenses	385,330	33,527	121,120	539,977
Net Operating Loss	(385,330)	(33,527)	(121,120)	(539,977)
Other Income (Expenses)
Gain on Mineral Claim Sales	109,257	-	-	109,257
Interest Income	47	-	1,212	1,259
Interest Expense	(21,195)	-	-	(21,195)
Realized Gain (Loss) on Investment	9,876	-	-	9,876
Net Other Income (Expenses)	97,985	-	1,212	99,197
Net Loss	$(287,345)	(33,527)	(119,908)	(440,780)

(1) All expenses on the pro-forma income statement pertaining to due diligence, permitting, BLM fees and taxes, and preproduction costs were paid by the Company on behalf of Ruby Gold, Inc. and categorized as Mining Property Costs on our consolidated financial statements. For pro-forma purposes, these expenses are classified as separate line items.

(2) For the purposes of this pro forma analysis, the purchase price has been allocated based on an estimate of the fair value of assets and liabilities acquired as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions.

(3) For the purpose of the pro forma income statements the acquisition date were assumed to be the first of the year for each pro forma. These dates were January 1, 2010 for the year ended December 31, 2010 pro forma and January 1, 2011 for the period ended December 31, 2011 pro forma.

NOTE 8               PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of December 31, 2011 and 2010, components of the Ruby Mine property, plant and equipment and mineral assets were as follows:

	December 31,	December 31,
	2011	2010

Buildings and improvements	$558,885	$-
Machinery and equipment	119,389	-
Vehicles	240,514	-
Total property, plant and equipment	918,788	-

Less: impairment expense(3)	(124,343)	-
Less: accumulated depreciation(4)	(60,560)	-

Property, plant and equipment, net	$733,885	$-

	December 31,	December 31,
	2011	2010

Mining claims (1)	$1,792,660	$-
Asset retirement costs	4,904	-
Development Costs (capitalized) (2)	94,281	-
Total mineral claim assets	1,891,845	-

Less: accumulated depletion(4)	-	-

Mining claims, net	$1,891,845	$-

(1)Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.

(2)Capitalized development costs include expenditures incurred in 2011 to rehabilitate the Ruby Tunnel system, reinforce the mine timbers, and install new ventilation duct.

 (3)Following the acquisition of the Ruby Mine on July1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(4)Depreciation expense totaled $60,560 and $0 for the years ended December 31, 2011 and 2010, respectively.

NOTE 9               ACCOUNTS PAYABLE

During Q1, 2011, the Company agreed to reimburse ACG Consulting, LLC (“ACG”) a total of $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and the remaining $22,216 balance was accrued for within accounts payable.  As of December 31, 2011, $0 remains outstanding and this account has been paid in full.

As of December 31, 2011, the Company had outstanding invoices to service providers totaling $5,942.  Subsequent to December 31, 2011 and as of the date of this report, these accounts have been paid in full, and the total outstanding balance payable is zero.

NOTE 10             FINANCING

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

The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of grant to be $17,560 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $22,475 was recorded based on the fair value of the 1,500,000 warrants attached to the debt. This value was derived using the Black-Scholes valuation model. The 1,000,000 contingent warrants owed were valued at $15,000 according to the Black-Scholes model. This value was not recorded initially due to the contingent nature of the issuance.  This contingency was resolved ninety days after the note was issued when the note was unpaid.  As a result the 1,000,000 warrants were issued.  The remaining undiscounted portion of the note was $9,965.  As a result of the value of the warrants exceeding the remaining undiscounted portion of the note, only $9,965 was recorded as an additional discount from this issuance. During the three months ended March 31, 2011 the note balance of $50,000 and accrued interest of $2,495 was settled with conversion into 1,600,467 shares of common stock.  The unamortized portion of the discount at the time of conversion of $36,986 was fully amortized upon conversion. No gain or loss was recorded for the conversion due to the conversion being within the terms of the convertible debt agreement.

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

On January 4, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by the maturity date of October 3, 2011.  The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion, provided that the number of shares to be issued upon conversion cannot result in the recipient holding more than 4.99% of the outstanding number of shares   The discount on the Note from the beneficial conversion feature is $50,000, and $32,065 was amortized during the six months ended June 30, 2011.  On July 19, 2011, the outstanding $50,000 principal of the note plus $1,020 in accrued interest was converted to 557,528 shares of common stock. Accordingly, the Note has been satisfied, and the debt has been retired. The remaining value of the unamortized discount was amortized upon conversion.

The discounts on debt are being amortized straight line over the terms of the convertible notes. The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due in January, February, and March, 2012, to $10,000 each month. As of December 31, 2011, all monthly payments have been paid, and the outstanding balance due on the note is $1,889,185. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

During the quarter ended September 30, 2011 the Company repaid $2,500 to the former owners of Ruby Gold, Inc. as a part of the loans assumed with the acquisition of the Ruby Gold Mine.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note has a maturity date of six (6) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note.

NOTE 11             COMMITMENTS AND CONTINGENCIES

As of December 31, 2011 and December 31, 2010, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 16 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's Ruby Mine Project in Sierra County, California.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG its share of the startup expenses, which as of December 31, 2011 were $0. During Q1, 2011, the Company agreed to reimburse ACG $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and $22,216 remained outstanding.  As of December 31, 2011, $0 remains outstanding and this account has been paid in full.  No shares of Company stock have been or will be issued in connection with this agreement.

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

NOTE 12             STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 13             INCOME TAXES

As of December 31, 2011 and 2010, the Company had net operating loss carry-forwards totaling approximately $2,265,903 and $1,804,852, respectively, that begin to expire in 2025.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses created a deferred tax asset before valuation allowances of approximately $793,066 and $631,698 at December 31, 2011 and 2010, respectively. Due to the Company determining that it will not likely realize the deferred tax asset, a full valuation allowance has been taken to reduce the deferred tax asset to zero as of December 31, 2011 and 2010, respectively.

In 2011 and 2010, the primary difference between financial statement reporting and taxable income (loss) was expenses not deductible for tax purposes including non-cash share based payments issued for services, amortization of discounts on debt, and gains from non-cash exchanges of $213,570 and $9,056, respectively. Temporary differences between financial statement reporting loss and taxable loss were due to differences in timing of recognition for expenses related to deferred compensation and depreciation of fixed assets.

The deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred Tax Asset:
Net Operating Loss Carryforwards	$1,804,852	$1,716,485
Current Year Net Operating Loss/(Gain)	461,051	88,367
Total Operating Loss Carryforward	2,265,903	1,804,852
Enacted Future Tax Rate	35%	35%
Deferred Tax Asset for NOL	793,066	631,698
Deferred Tax Asset for Temporary Differences Between Book and Tax Income	96,896	-
Gross Deferred Tax Asset	889,962	631,698
Valuation Allowance	(889,962)	(631,698)
Net Deferred Tax Asset	-	-

NOTE 14             DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  As of December 31, 2011 and December 31, 2010, the outstanding balance of the NQDC plan is $784,474 and $838,474, respectively.

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

NOTE 15             ASSET RETIREMENT OBLIGATIONS

Provisions for site closure and reclamation costs are based principally on legal and regulatory requirements established by various government agencies, principally Sierra County, California, the US Forest Service, and the California Dept. of Conservation Office of Mine Reclamation (OMR). Under current regulations, the Company is required to meet performance standards to minimize the environmental impact from its operations and to perform site restoration and other closure activities at its mining and development sites. The exact nature of environmental remediation requirements that may be encountered in the future, if any, cannot be predicted with certainty, because environmental requirements currently established by government agencies may change.

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2011.

Cost estimate for reclamation work at today's cost	$171,359
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.4%

Asset Retirement Obligation
Estimated asset retirement obligation at time of acquisition (7/1/11)	$171,618
Accretion Expense	243
Revisions to asset retirement obligation	(166,714)
Asset retirement obligation at 12/31/11	$5,147

NOTE 16             RELATED PARTY TRANSACTIONS

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

NOTE 17                      SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION)

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

During 2011, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of December 31, 2011, the Company has issued an aggregate of 10,314,967 of these registered shares to Tangiers, in consideration of $857,000.

During 2011, the Company issued 863,681 shares of common stock to satisfy a Convertible Promissory Note Agreement dated June 17, 2010 with Tangiers pursuant to which the Company received $17,500 as a loan from Tangiers.  The total amount satisfied on conversion was $18,725, consisting of $17,500 in principal plus $1,225 in accrued interest. The note was converted according to the terms of the agreement and therefore no gain or loss was recorded on the conversion.

During 2011, the Company issued 1,600,467 shares of common stock to satisfy a Convertible Promissory Note Agreement dated September 27, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $52,495, consisting of $50,000 in principal plus $2,495 in accrued interest. The note was converted according to the terms of the agreement and therefore no gain or loss was recorded on the conversion.

During 2011, the Company issued 42,857 shares of common stock for geological services rendered. The shares were valued at $3,000, based on the closing market price on the date of issuance.

During 2011, the Company issued an aggregate of 1,437,416 shares of common stock to a Convertible Promissory Note Agreement dated December 30, 2010 with Tangiers pursuant to which the Company received $50,000 as a loan from Tangiers.  The total amount satisfied on conversion was $51,612, consisting of $50,000 in principal plus $1,612 in accrued interest. The note was converted according to the terms of the agreement and therefore no gain or loss was recorded on the conversion.

During 2011, the Company issued 550,000 shares common stock as a settlement on a 2009 consulting agreement.  The shares were valued at $62,095 based on the closing market price on the day of the grant. This value was recorded as a loss on settlement during 2011.

During 2011, the Company issued 2 million shares of common stock to our Chief Executive Officer to relieve $180,000 in accrued deferred compensation.  The shares were valued at the closing market price on the day of the grant, and were equal in value to the accrued salary relieved.

During 2011, the Company issued 111,112 shares common stock to Fred Michini as directors compensation of $10,000.  The shares were valued at the closing market price on the day of grant.

During 2011,  the Company issued an aggregate of 557,528 shares of common stock to fully satisfy and retire a Convertible Note dated January 4, 2011 with Asher Enterprises, Inc. (“Asher”) pursuant to which the Company received $50,000 as a loan from Asher.  The total amount satisfied on conversion was $51,020, consisting of $50,000 in principal and $1,020 in accrued interest. The note was converted according to the terms of the agreement and therefore no gain or loss was recorded on the conversion.

During 2011, the Company accepted a notice of exercise on 500,000 warrants issued to Tangiers Investors, LP on December 30, 2010 that were attached to a convertible promissory note agreement dated December 30, 2010.  The exercise price was $0.05 per shares, and the Company received $25,000 upon the exercise.  500,000 shares of common stock have not yet been issued, and are accounted for as stock payable.

NOTE 18             WARRANTS

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

250,000 warrants were issued to Tangiers Investors, LP on December 29, 2011 that were attached to a convertible promissory note agreement for $25,000. The fair value of the warrants of $20,568 was capitalized related to this issuance. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.08
Exercise Price of Warrants	$0.115
Term of Warrants (years)	5.00
Computed Volatility	158%
Annual Dividends	0.00%
Discount Rate	0.83%

A summary of activity related to the Company’s warrant activity for the period ended December 31, 2011 and December 31, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised(2)	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)

 (1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

(2) 500,000 warrants were to be exercised in July, 2011, but at the request of the warrant holder, these shares have not yet been issued and are currently classified as stock payable.

NOTE 19             SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company issued 489,981 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $43,000.

Subsequent to December 31, 2011, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment.

Subsequent to December 31, 2011, the Company issued a 2 million 5-year warrants to Ruby Development Company (“RDC”) in consideration for reducing the Company’s monthly mortgage payments on the Ruby Mine property from $85,000 per month to $10,000 per month until March 31, 2012. Said warrants give RDC the right to purchase up to 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share.

 Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T):    Controls And Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the principal executive/principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2011. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes having the following material weaknesses from the audited year ended December 31, 2011.

•
Controls lack appropriate segregation of responsibilities and accounting technical expertise necessary for an effective system of internal control. We believe that our lack of technical expertise and lack of segregation of duties over internal controls constitutes a material weakness in our internal controls.

•	Our closing process is a material weakness as we are unable to assure GAAP compliant financial statements without auditor assistance.

•
As of December 31 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Perry Leopold	61	Chairman and Chief Executive Officer
Fred Michini	68	Director

Perry Leopold.  Mr. Leopold has served as Chairman and CEO of the Company since February 2006. Prior to joining the Company he led a number of successful enterprises over a 25 year period in a diverse number of fields, ranging from the arts and technology to finance and natural resources. In February 2006, Mr. Leopold was engaged as CEO to engineer the Company's total corporate restructuring and lead its re-emergence as the natural resources company formerly known as Enterayon, Inc. Mr. Leopold subsequently designed the Company's business model and incorporated state-of-the-art technology to assist in cost-efficient acquisition targeting, which has resulted in over 50 acquisitions of high-quality mining properties throughout British Columbia. Educated at the University of Pennsylvania, Mr. Leopold is also the founder and current President of Speebo Inc.(1), a privately owned exploration and development company. In addition, he is currently serving as President of Circular Logic, Inc., a registered Commodity Trading Advisor (CTA) and Commodity Pool Operator (CPO) firm specializing in commodity trading system development. Mr. Leopold is also the owner of The PAN Network, a private company he founded as a sole-proprietorship in 1981, and which has since been in continuous operation to the present day.

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

Board Meetings

During the fiscal year ended December 31, 2011, we had two directors. During the year fiscal year ended December 31, 2011, the Board held several meetings and has taken numerous actions by unanimous written consent.

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

Our board of directors has determined that the Company has one audit committee financial expert, Mr. Michini..

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

Section  16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These reports are filed on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, with respect to the fiscal year ended December 31, 2011 all the Reporting Persons have complied with applicable filing requirements.

Code of Ethics

We adopted a Code of Ethics on October 16, 2009 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is attached as Exhibit 14 to this registration statement.

Item 11.          Executive Compensation

The Company accrued or paid compensation to the Chief Executive Officer for services rendered to the Company in all capacities during the fiscal years shown in the Summary Compensation Table below. Deferred compensation accrued in 2011 and 2010 was $126,000 and $194,012.  These amounts represent the total deferred compensation of $216,000 expensed during each period, less $90,000 and $21,988 actually paid or settled in 2011 and 2010, respectively, as per the management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month.  The agreement includes Mr. Leopold’s base salary of $15,000 per month, and accrues entirely to deferred compensation during any period in which the commitment remains unpaid, which would be $216,000 in total deferred compensation annualized if no payments were made during the year.

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

In the future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and Company performance with commensurate cash compensation.

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

Non-Qualified Deferred Compensation
The Company has adopted an unfunded Non-Qualified Deferred Compensation Plan to recognize unpaid compensation owed to our Chief Executive Officer  Under this Plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The Plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of December 31, 2011 and 2010, the outstanding balance of the Plan is $784,474 and $838,474, respectively.  There is no accrued interest associated with the Plan.

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

There were no stock awards or bonuses of any kind to our Chief Executive Officer in 2010 or 2011.  In 2011, Mr. Leopold elected to reduce the amount of deferred compensation owed to him by $180,000 through the issuance of 2 million shares of stock.  The transaction is considered a purchase, and shares were valued as of the closing market price on the day of issuance.

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

Summary Compensation Table

Name and Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)(3)	Total ($)
Perry Leopold	2011	$180,000	$0	$0	$36,000	$216,000
Chief Executive Officer	2010	$180,000	$0	$0	$36,000	$216,000
	2009	$180,000	$0	$253,785	$36,000	$469,785
	2008	$180,000	$0	$50,000	$36,000	$266,000
	2007	$180,000	$0	$1,032,250	$36,000	$1,248,250
	2006	$120,000	$0	$1,222,500	$96,000	$1,438,500

(1)
The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2011, 2010, 2009, 2008, 2007 and 2006 fiscal years for the aggregate grant date fair value of stock awards granted in such periods in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2011, and each person who served as an executive officer of North Bay Resources as of December 31, 2011:

2011 Grants of Plan Based Awards

Name	Grant Date	All Other Stock Awards (# of Shares) (1)	Closing Market Price of Awards on the Date of Grant	Grant Date Fair Value of Stock Awards ($)
Perry Leopold	-	0	$-	$0
Chairman and Chief Executive Officer

Outstanding Equity Awards at December 31, 2011

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2010 and 2011 that remain outstanding as of December 31, 2011. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards
Name		Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)
Perry Leopold	2011	0	0	0.00	12/31/11	0	0

COMPENSATION OF DIRECTORS

Director Compensation for Year Ended December 31, 2011

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Perry Leopold	$--	$--	$--	$--	$--	$--	$--
Fred Michini	$--	$10,000	$--	$--	$--	$--	$10,000
———————
(1)	Mr. Leopold did not receive any compensation in his capacity as director for the Company in the year ended December 31, 2011.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2011. During the fiscal year ended December 31, 2011, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Outstanding Equity Awards at Fiscal Year-end.

There were no outstanding equity awards for our Executive officers in the most recent fiscal year ended December 31, 2011.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2011, with respect to the beneficial ownership of the Company’s outstanding voting securities by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Ownership Percent of Class (%)**		Total Voting Percent of Class (%)**

Common	Perry Leopold(4)(5)	15,044,362	15.40%		80.00%	(5)
Common	Fred Michini	1,162,112	1.10%		0.24%
Common	Tangiers (3)	11,967,051	12.25%		2.45%
Common	Ruby Development Company(6)	24,000,000	24.57%		4.91%
Common	All executive officers and directors as a group (2 persons)	16,206,474	16.59%		80.24%
Series A Preferred	Perry Leopold(4)	4,000,000	100%		100%
Series I Preferred	Perry Leopold(5)	100	100%	(5)	100%	(5)

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

(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 97,664,462 shares of common stock outstanding on December 31, 2011 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2011, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Tangiers is the investor under the Securities Purchase Agreement, and currently owns 8,217,051 shares of common stock. All investment decisions of, and control of, Tangiers, LP are held by Robert Papiri and Michael Sobeck, its managing partners. Tangiers Capital, LLC makes the investment decisions on behalf of and controls Tangiers, LP. Tangiers acquired all shares being registered in this offering in a financing transaction with us.  As of December 31, 2011, Tangiers also holds an aggregate of 3,250,000 warrants, as follows:  (a) 2.5 million 5 year warrants convertible to common stock and exercisable at $0.05 pursuant to a $50,000 Convertible Promissory Note Agreement dated September 27, 2010, (b) 500,000 5 year warrants convertible to common stock and exercisable at $0.05 pursuant to a $50,000 Convertible Promissory Note Agreement dated December 30, 2010, and (c) 250,000 5 year warrants convertible to common stock and exercisable at $0.115 pursuant to a $50,000 Convertible Promissory Note Agreement dated December 29, 2011.  Subsequent to December 31, 2011, Tangiers was issued an aggregate of 500,000 5 year warrants convertible to common stock and exercisable at $0.13 pursuant to a two $50,000 Convertible Promissory Note Agreements dated February 2, 2012. The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

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

(6)
The four (4) principals of Ruby Development Company (“RDC”), R.E. Frederking Trustee, W. R. Frederking, G. W. Frederking, and R. L. Frederking., each own 2.5 million shares of common stock.  Ruby Development Company is also entitled to 10 million warrants, immediately exercisable, and giving them the option to purchase up to 10 million shares of common stock at $0.02 per share until December 30, 2015, and 2 million  5 year warrants convertible to common stock and exercisable at $0.10 per share until May 1, 2016. Subsequent to December 31, 2011, RDC was entitled to an additional 2 million 5-year warrants convertible to common stock and exercisable at $0.09 per share. The warrants may be exercised, in whole or in part, any time, and from time to time, at RDC's discretion. The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

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

Item 14.          Principal Accountant Fees and Services

The audited consolidated financial statements included herein for the fiscal years ended December 31, 2011 and December 31, 2010 have been audited by M&K CPAS, PLLC. The reports of M&K CPAS, PLLC are included herein in reliance upon the authority of this firm as experts in accounting and auditing.

M&K CPAS, PLLC has served as the Company’s independent registered public accounting firm since July 1, 2009. The following discussion presents fees for services rendered for 2011 and 2010.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010, the reviews of the quarterly interim financial statements included in our Form S-1 and amendments for the fiscal years ended December 31, 2011 and 2010, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended December 31, 2011) and billed to us by M&K CPAS, PLLC for the year ended December  31, 2010, including out-of-pocket costs were approximately $24,500 and $47,000, respectively. There were no other audit related, tax, or other fees billed by M&K CPAS, PLLC.

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
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2012.

Signature	Title

/s/ Perry Leopold	President, Chief Executive Officer and Director
Perry Leopold	(Principal Executive Officer), Chief Financial Officer (Principal Accounting, Officer) and Chairman of the Board of Directors

/s/ Fred Michini
Fred Michini	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)

10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66*	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
14	Code of Ethics(1)
21.1*	Subsidiaries of the Registrant
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(17)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 5, 2012, and incorporated by this reference as an exhibit to this Form 10-K.

(18)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 8, 2012, and incorporated by this reference as an exhibit to this Form 10-K.