Form 10-Q
period 2012-03-31
NORTH BAY RESOURCES INC
filed 2012-05-10
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  99,250,532 shares of Common Stock as of May 9, 2012.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	Mar 31, 2012	Dec 31, 2011
ASSETS
Current Assets
Cash	$118,734	$129,888
Accounts Receivable	-	982
Total Current Assets	118,734	130,870

Other Assets
Certificates of Deposit	172,133	171,875
Goodwill	5,341	5,341
Mining Claims - Unproved	2,004,295	1,891,845
Property, Plant & Equipment, net of accumulated depreciation	707,700	733,885
Purchase Option - Taber Mine	10,000	4,000
Reclamation Bond Deposit – Fraser River	2,000	-
Total Other Assets	2,901,469	2,806,946
TOTAL ASSETS	$3,020,203	$2,937,816

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$30,976	$5,942
Accrued Expenses - related party	812,474	784,474
Accrued Interest	3,348	-
Convertible notes payable (net of discounts of $146,198 and $0, respectively)	53,802	25,000
Note Payable (net of discounts of $4,069 and $20,568, respectively)	5,931	4,432
Note Payable – Ruby Mine Mortgage	1,873,275	1,889,185
Total Current Liabilities	2,779,806	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,198	5,147
Total Long-Term Liabilities	5,198	5,147
Total Liabilities	$2,785,004	$2,714,180

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 98,724,621 and 97,664,462 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	98,725	97,664

Additional Paid-In Capital	11,796,219	11,358,733
Stock Payable	25,000	25,000
Deficit Accumulated During Exploration Stage	(11,688,845)	(11,261,861)
Total Stockholders’ Equity (Deficit)	235,199	223,636
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,020,203	$2,937,816

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDING
MARCH 31, 2012 AND 2011 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)

	3 months ended March 31, 2012	3 months ended March 31, 2011	Since inception (June 18, 2004 - March 31, 2012)
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$40,567
Cost of Revenue	-	-	49,070

Gross Loss	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	-	43,216	303,000
General & Administrative Costs	93,585	79,468	9,580,101
Mining Property Costs	55,846	20,824	1,058,301
Depreciation Expense	26,185	-	86,745
Professional Services	18,500	18,330	189,218
Total Operating Expenses	194,116	161,838	11,217,365

Net Operating Loss	(194,116)	(161,838)	(11,225,868)

Other Income (Expenses)
Gain on Mineral Claim Sales	4,500	96,000	227,744
Gain on Joint-Ventures	-	-	277,149
Impairment Expense	-	-	(124,343)
Interest Income	545	15	1,186
Interest Expense	(62,739)	(76,612)	(324,925)
Loss on Conversion of Debt	-	-	(137,000)
Bad Debt Expense	-	-	(48,167)
Accretion Expense	(127)	-	(370)
Other Expense	(175,047)	-	(175,047)
Loss on Settlement	-	-	(62,095)
Realized Gain (Loss) on Investment	-	-	(97,109)

Net Other Income (Expenses)	(232,868)	19,403	(462,977)

Net Loss	(426,984)	(142,435)	(11,688,845)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	98,127,893	81,609,672
Basic Net Loss per Share	$(0.00)	$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	98,127,893	81,609,672
Diluted Net Loss per Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)

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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Beneficial Conversion Features on notes payable	-	-	-	-	-	-	-	-	62,000	-	-	-	62,000
Common Stock issued to convert debt	-	-	-	-	-	-	1,350,000	1,350	120,150	-	-	-	121,500
Common Stock issued for services	-	-	-	-	-	-	10,575,000	10,575	959,425	-	-	-	970,000
Common Stock issued as interest on loan	-	-	-	-	-	-	10,000	10	1,490	-	-	-	1,500
Preferred Shares issued for services	-	-	100	-	-	-	-	-	101,000	-	-	-	101,000
Common Stock issued for conversion of preferred shares	(2,400,000)	-	-	(2,400)	-	-	1,200,000	1,200	1,200	-	-	-	-
Shares bought back and retired	-	-	-	-	-	-	(200,000)	(200)	(1,800)	-	-	-	(2,000)
Expenses paid by shareholder	-	-	-	-	-	-	-	-	70,623	-	-	-	70,623
Net loss for year	-	-	-	-	-	-	-	-	-	-	(1,490,871)	-	(1,490,871)
Balance at 12/31/2007	-	-	100	$2,400	$-	$-	16,522,261	$16,522	$8,513,664	$-	$(8,907,591)	$-	$(377,405)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for services	-	-	-	-	-	-	2,500,000	2,500	27,250	-	-	-	29,750
Preferred Stock issued for services	4,000,000	100,000	-	4,000	100	-	-	-	249,685	-	-	-	253,785
Common Stock issued for cash	-	-	-	-	-	-	21,800,000	21,800	151,200	-	-	-	173,000
Common Stock issued for deferred compensation	-	-	-	-	-	-	10,000,000	10,000	177,500	-	-	-	187,500
Loss realized on AFS securities	-	-	-	-	-	-	-	-	-	-	-	(22,780)	(22,780)
Stock payable for commitment fee on equity offering	-	-	-	-	-	-	-	-	(115,310)	115,310	-	-	-
Net loss for year	-	-	-	-	-	-	-	-	-	-	(786,979)	-	(786,979)
Balance at 12/31/2009	4,000,000	100,000	100	$4,000	$100	$-	58,597,287	$58,597	$9,246,214	$115,310	$(10,023,048)	$22,780	$(598,827)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for commitment fee on equity offering	-	-	-	-	-	-	6,589,147	6,589	108,721	(115,310)	-	-	-
Common Stock issued for cash	-	-	-	-	-	-	5,000,000	5,000	45,000	-	-	-	50,000
Discount on convertible notes from beneficial conversion features and attached warrants	-	-	-	-	-	-	-	-	107,406	-	-	-	107,406
Common Stock issued for Ruby Mine Purchase Option	-	-	-	-	-	-	10,000,000	10,000	140,000	-	-	-	150,000
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	149,896	-	-	-	149,896
Net loss for year	-	-	-	-	-	-	-	-	-	-	(287,345)	-	(287,345)
Balance at 12/31/2010	4,000,000	100,000	100	$4,000	$100	$-	80,186,434	$80,186	$9,797,237	$-	$(10,310,393)	$-	$(428,870)

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for cash	-	-	-	-	-	-	10,314,967	10,315	846,685	-	-	-	857,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	70,568	-	-	-	70,568
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Net loss for year	-	-	-	-	-	-	-	-	-	-	(951,468)	-	(951,468)
Balance at 12/31/2011	4,000,000	100,000	100	$4,000	$100	$-	97,664,462	$97,664	$11,358,733	$25,000	$(11,261,861)	$-	$223,636
Common Stock issued for cash	-	-	-	-	-	-	852,580	853	68,647	-	-	-	69,500
Common Stock issued as draw on equity line, proceeds applied towards note payable balance owed	-	-	-	-	-	-	180,929	181	14,819	-	-	-	15,000
Common Stock issued for services	-	-	-	-	-	-	26,650	27	3,973	-	-	-	4,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	175,000	-	-	-	175,000
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Net loss for period	-	-	-	-	-	-	-	-	-	-	(426,984)	-	(426,984)
Balance at 3/31/2012	4,000,000	100,000	100	$4,000	$100	$-	98,724,621	$98,725	$11,796,219	$25,000	$(11,688,845)	$-	$235,199

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDING
MARCH 31, 2012 AND 2011 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2012 (Unaudited)

			Since inception
	3 Months Ended	3 Months Ended	(June 18, 2004
	Mar 31, 2012	Mar 31, 2011	- Mar 31, 2012)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(426,984)	$(142,435)	$(11,688,845)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	4,000	3,000	5,117,017
Common Stock issued to director for services	-	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note payable	175,047	-	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	-	62,095
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	45,301	72,892	264,707
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	26,185	-	86,745
Accretion Expense	127	-	370
Impairment Expense	-	-	124,343
Changes in operating assets and liabilities:
Accounts receivable	982	(83,000)	(29,018)
Prepaid expenses	-	2,500	9,910
Other assets	(2,512)	-	(2,512)
Accounts payable	25,034	24,216	25,034
Accrued expenses to related party	28,000	31,720	1,128,593
Accrued interest	3,348	-	3,348
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(121,472)	(91,107)	(1,950,942)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-	(12,459)
Cash paid for development costs on Ruby Mine	(112,272)	-	(206,553)
Cash paid for purchase of Taber Mine Option	(6,000)	-	(10,000)
Cash paid for Ruby Purchase	-	(60,000)	(361,093)
Net Cash Used In Investing Activities	(118,272)	(60,000)	(590,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	69,500	145,000	1,682,200
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	-	25,000
Debt Repayments	(15,910)	-	(119,225)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	175,000	50,000	828,812
Net Cash Provided by Financing Activities	228,590	195,000	2,659,781
Net cash increase (decrease) for period	(11,154)	43,893	118,734
Cash at beginning of period	129,888	47,000	-
Cash at end of period	118,734	90,893	118,734
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$71,220	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$-	$369,836
Term extension of Ruby Mine warrants	$-	$2,519	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Cash obligation for purchase option - Ruby Mine	$-	$100,000	$-
Stock Payable for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$175,000	$50,000	$352,974
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$-	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-	$801,442
Note payable for Ruby Mine acquisition	$-	$-	$2,164,118
Revision to Asset Retirement Obligation	$76	$-	$166,714
Common stock issued for conversion of convertible debt	$-	$-	$173,852
Common stock issued for stock payable	$-	$-	$115,310
Equity draw applied towards note principal owed	$15,000	$-	$15,000

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

NOTE 2                                GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $11,688,845 as of March 31, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2012 and December 31, 2011. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of March 31, 2012 and December 31, 2011, respectively.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of March 31, 2012 and December 31, 2011, no options or warrants related to compensation have been issued, and none are outstanding.

Beneficial Conversion Features

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of March 31, 2012 and 2011, there were 43,145,833 and 38,623,038 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended March 31, 2012 and 2011, respectively:

	March 31, 2012	March 31, 2011
Net Loss	$(426,984)	$(142,435)
Weighted-average common shares Outstanding (Basic)	98,127,893	81,609,672
Weighted-average common stock Equivalents	43,145,833	38,623,038
Deduction of stock Equivalents not included due to net loss	(43,145,833)	(38,623,038)
Weighted-average common shares Outstanding (Diluted)	98,127,893	81,609,672
Basic and Diluted Net Gain (Loss) per Share	$(0.00)	$(0.00)

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 became effective for the Company on January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.

NOTE 4                                ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of August 11, 2011, cash payments of $63,000 have been received, and a $30,000 promissory note due on September 30, 2011, was accepted for the balance due, plus $982 in reimbursed expenses for claim maintenance.  Accordingly, the sale was completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.  As of December 31, 2011, $29,018 has been classified as a bad debt.  As of March 31, 2012, $982 has been paid.

NOTE 5                                TABER MINE OPTION

As of November 1, 2011, the Company agreed to an exclusive option on the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  As of March 31, 2012, $10,000 in aggregate option payments have been capitalized.  As of the date of this report, the Company is current in its obligations, and all monthly option payments have been paid on time.  In the event the Company elects to exercise its option, the parties shall enter into a lease agreement whereby the Company would make advance royalty payments of $25,000 per year until production begins, and a 5% NSR after production begins.

NOTE 6                                RUBY MINE ACQUISITION

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due monthly through June 30, 2012, to $10,000 each month. As of March 31, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,873,275. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

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

All costs related to the acquisition of the property have been capitalized when incurred. All costs related to operating costs of the property have been expensed when incurred. As of December 31, 2011 and December 31, 2010, the Company capitalized a total of $2,802,946 and $393,983, respectively, related to the Ruby Mine purchase. Cash paid during the period ended December 31, 2011 and December 31, 2010 was equal to $277,006 and $82,994, respectively. Warrants issued during the periods ended December 31, 2010 and December 31, 2011 were valued at $149,896 and $219,940 respectively. Shares paid as of December 31, 2010 were valued at $150,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model. In addition, $219,940 was capitalized to the purchase option during the six months ended June 30, 2011 related to the amendment on April 22, 2011 to issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016, but may not be exercised until the earlier of May 1, 2012, or the Company's receipt of the first tranche of funding through the federal EB-5 program. The value of the additional warrants was calculated using the Black-Scholes model.  During Q1, 2012, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share, in consideration for reducing the monthly mortgage payments due in January, February, and March, 2012. The value of the additional warrants was calculated using the Black-Scholes model.

Ruby Mine Purchase Price Allocation

The following table summarizes the purchase price allocation for the transaction. The valuation conclusions include three groups: (i) net current tangible assets, (ii) assumed liabilities, and (iii) goodwill. Individual asset valuations are presented below:

Acquisition Date: 07/01/11

Allocation of Purchase	Price Purchase Allocation
	Debit	Credit
Tangible Assets Acquired
Cash/Checking/Savings	5,070
Ruby Gold Mine Claims	1,964,279
Ruby Gold Inc. Certificates of Deposit	171,618
Property and Equipment	906,329
Total Tangible Assets	3,047,296

Assumed Liabilities
Short Term Notes Payable		2,500
Asset Retirement Obligation		171,618
Total Liabilities		174,118

Net Tangible Assets/Liabilities	2,873,178
Goodwill	5,341
Total Net Assets Acquired	2,878,519

Consideration Paid	Debit	Credit
Cash Paid (Option Agreement & Purchase Agreement) - prior year	-	80,000
Cash Paid (Option Agreement & Purchase Agreement)	-	280,000
Fees Paid Escrow Agent at Closing	-	2,076
Value of Extension of term for 9/27/10 Warrants issued	-	2,519
Note Payable at closing	-	1,990,000
Warrant (10,000,000 @$0.02 to 9/27/10 - 12/30/12) - prior year	-	149,896
Warrant (2,000,000 @$0.10 to 4/22/11 - 5/1/16)	-	219,941
Due diligence fees paid in cash in prior year	-	4,087
Common Stock valued at $150,000 - prior year	-	150,000
Total Consideration Paid	-	2,878,519

NOTE 7                                PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of March 31, 2012 and December 31 2011, components of the Ruby Mine property, plant and equipment and mineral assets were as follows:

	March 31,	December 31,
	2012	2011
Buildings and improvements	$558,885	$558,885
Machinery and equipment	119,389	119, 389
Vehicles	240,514	240,514
Total property, plant and equipment	918,788	918,788

Less: valuation allowance(3)	(124,343)	(124,343)
Less: accumulated depreciation	(86,745)	(60,560)

Property, plant and equipment, net	$707,700	$733,885

	March 31,	December 31,
	2012	2011
Mining claims (1)	$1,792,660	$1,792,660
Asset retirement costs	5,085	5,085
Development Costs (capitalized) (2)	206,550	206,550
Total mineral claim assets	2,004,295	2,004,295

Less: accumulated depletion	-	-

Mining claims, net	$2,004,295	$2,004,295

(1) Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.
(2) Capitalized development costs include expenditures incurred in 2011 and as of March 31, 2012 to rehabilitate the Ruby Tunnel system, reinforce the mine timbers, and install new ventilation duct.
 (3) Following the acquisition of the Ruby Mine on July1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $26,185 and $0, respectively.

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

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due in January, February, and March, 2012, to $10,000 each month. As of March 31, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,873,275. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

During the quarter ended September 30, 2011 the Company repaid $2,500 to the former owners of Ruby Gold, Inc. as a part of the loans assumed with the acquisition of the Ruby Gold Mine.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note has a maturity date of six (6) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the three months ended March 31, 2012, $16,499 of the discount has been amortized, leaving a remaining discount of $4,069.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $23,879 for the three months ended March 31, 2012.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $4,923 for the three months ended March 31, 2012.

All discounts are being amortized straight line over the term of their respective notes.  There was no material difference between straight line and the effective interest method.

NOTE 9                                COMMITMENTS AND CONTINGENCIES

As of March 31, 2012 and December 31, 2011, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 12 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

NOTE 11                              ASSET RETIREMENT OBLIGATIONS

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2011 and March 31, 2012, respectively.

Cost estimate for reclamation work at today's cost	$171,194
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.4%

Asset Retirement Obligation
Asset retirement obligation at 12/31/11	$5,147
Accretion Expense	127
Revisions to asset retirement obligation at 3/31/12	(76)
Asset retirement obligation at 3/31/12	$5,198

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

During Q1 2012, the Company issued 26,650 shares of common stock for geological services rendered. The shares were valued at $4,000, based on the closing market price on the date of invoice.

During Q1 2012, the Company issued 1,033,509 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $84,500.  Related to the consideration received, $69,500 was received in cash, and the remaining $15,000 was applied as a reduction to a note payable to Tangiers.

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

250,000 warrants were issued to Tangiers Investors, LP on December 29, 2011 that were attached to a convertible promissory note agreement for $25,000. The fair value of the warrants of $20,568 was recorded as a discount to the related debt. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.08
Exercise Price of Warrants	$0.115
Term of Warrants (years)	5.00
Computed Volatility	158%
Annual Dividends	0.00%
Discount Rate	0.83%

500,000 warrants were issued to Tangiers Investors, LP on February 2, 2012 as part of a loan agreement for $100,000. The fair value of the warrants was $52,779.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.12
Exercise Price of Warrants	$0.13
Term of Warrants (years)	5.00
Computed Volatility	157%
Annual Dividends	0.00%
Discount Rate	1.04%

Two million warrants were issued to Ruby Development Company on March 6, 2012 in consideration for reducing monthly mortgage payments for the Ruby Mine. The fair value of the warrants of $175,047 was expensed related to this issuance. This value was calculated via the Black-Scholes model. The key inputs for the initial valuation are shown below.

Stock Price on Measurement Date	$0.095
Exercise Price of Warrants	$0.09
Term of Warrants (years)	5.00
Computed Volatility	155%
Annual Dividends	0.00%
Discount Rate	0.83%

500,000 warrants were issued to Tangiers Investors, LP on March 15, 2012 as part of a loan agreement for $75,000. The fair value of the warrants was $46,268.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.098
Exercise Price of Warrants	$0.09
Term of Warrants (years)	5.00
Computed Volatility	155%
Annual Dividends	0.00%
Discount Rate	1.33%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through March 31, 2012 is presented below:

	Number Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised(2)	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	3,000,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2012	18,250,000	0.045	3.75	(1)

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.
(2) 500,000 warrants were to be exercised in July, 2011, but at the request of the warrant holder, these shares have not yet been issued and are currently classified as stock payable.

NOTE 15                              SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company issued 525,911 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $36,000.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2011.

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

As of March 31, 2012, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum and Monte Cristo projects.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, as amended, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming.

With the exception of the Ruby Mine, we currently do not control any properties with active mining operations. The Ruby Mine has begun pre-production operations to rehabilitate the Ruby tunnel, but there is no guarantee yet that commercial production of gold can commence.

As of March 31, 2012, we own the mineral rights to 283 mining claims in British Columbia encompassing an aggregate of 103,788 acres (42,019 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of March 31, 2012.

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

As of March 31, 2012 and March 31, 2011, cash gains from claim sales totaled $4,500 and $96,000, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $11,688,845 as of March 31, 2012. In addition, we have a working capital deficit of $ 2,661,072 as of March 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of March 31, 2012 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of March 31, 2012 the accumulated deficit attributable to CEO compensation is $812,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the six years since 2006 has totaled $225,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, and $90,000 in 2011.  These cash expenditures are also included in the accumulated deficit.

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of March 31, 2012.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of March 31, 2012, no options or warrants have been issued for compensation and none are outstanding.  As of March 31, 2012, 17 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of March 31, 2012 and 2011, there were 43,145,833 and 38,623,038 common stock equivalents outstanding, respectively.

Results of Operations for the Three Months Ended March 31, 2012 Compared to Results of Operations for the Three Months Ended March 31, 2011

Gains from Other Income.  For the three months ended March 31, 2012 and March 31, 2011, the Company’s  other income related to mineral claim sales and joint-ventures was $4,500 and $96,000, respectively. This decrease is primarily attributable to the lack of acceptable offers for the claims we might be willing to sell outright. The Company has spent $55,846 and $20,824 in British Columbia mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This increase is primarily attributable to an increase in exploration expenditures in British Columbia.

Operating Expenses.  For the three months ended March 31, 2012 and March 31, 2011, the Company had operating expenses of $194,116 and $161,838, respectively. The increase in operating expenses for the three months ended March 31, 2012, was due primarily to increased expenses for depreciation related to the Ruby Mine acquisition, and an increase in exploration expenditures in British Columbia.

Net Loss. For the three months ended March 31, 2012, we had a net loss of $426,984, and for the three months ended March 31. 2011 we had a net loss of $142,435. The increase in net loss that we incurred during the three months ended March 31, 2012 was due to primarily to an increase in expenses from warrant issuances, and a decrease in revenue from claim sales.

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

In the first quarter of 2012, our mortgage on the Ruby Mine property requires us to make payments of $30,000 over the 3 month period from January 1, 2012 through March 31, 2012. In the second quarter of 2012, our mortgage on the Ruby Mine property requires us to make payments of $30,000 over the 3 month period from April 1, 2012 through June 30, 2012. As of the date of this report, all required payments have been made, and we are current in our obligations.  Mortgage payments as of July 1, 2012 will be a minimum of $85,000 per month, with a final balloon payment due on or before December 30, 2012.  As of March 31, 2012, the balance due on the mortgage is $1,873,275. The Company expects to satisfy the mortgage and retire the note upon receipt of funding from overseas investors through the federal EB-5 program.  The Ruby project was formally approved as an EB-5 project by USCIS in July, 2011, and as of the date of this report the final phase of the funding overseas is nearing completion.  The Company expects to complete the funding in the near-term, but until that time the Company believes it can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of March 31, 2012, total current assets were $118,734, which consisted of $118,734 of cash.  As of December 31, 2011, total current assets were $130,870, which consisted of $129,888 of cash, and $982 in receivables.

As of March 31, 2012, total other assets were $2,901,469, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.  As of December 31, 2011, total other assets were $2,806.946, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.

As of March 31, 2012, total current liabilities were $2,779,806, which consisted primarily of $812,474 in deferred compensation, $59,733 in loans, and the balance due on the Ruby Mine mortgage of $1,873,275.  As of December 31, 2011, our total current and long-term liabilities were $2,709,033, and consisted primarily of $784,474 in deferred compensation, and the balance due on the Ruby Mine mortgage of $1,889,185.

As of March 31, 2012, total long-term liabilities were $5,198, which consisted entirely of the asset retirement obligation at the Ruby Mine.  As of December 31, 2011, our total long-term liabilities were $5,147, and consisted entirely of our asset retirement obligation.

We had a working capital deficit of $2,661,072 as of March 31, 2012, and a working capital deficit of $2,676,076 as of December 31, 2011.  The decrease is due to payments on our mortgage on the Ruby Mine.

During the three months ended March 31, 2012, operating activities used cash of $121,472 as compared to the three months ended March 31, 2011 where we used cash of $91,107 in operating activities.  The increase is due primarily to increased operational expenses, primarily an increase of exploration expenses in British Columbia.

Cash flows from financing activities represented the Company’s principal source of cash for the three month period ended March 31, 2012. Cash flows from financing activities during the three month period ended March 31, 2012, and March 31, 2011, were $228,590 and $195,000, respectively, and consisted primarily of proceeds from loans and the issuance of stock.

On February 2, 2012, the Company entered into an agreement ("the Agreement") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Company’s mining projects. The Agreement is structured as a $50,000 Convertible Promissory Note with a maturity date of six (6) months from the Effective Date, and a $50,000 Convertible Promissory Note with a maturity date of twelve (12) months from the Effective Date.  Each Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, and each Note accrues interest at a rate equal to 9.9% per year.  In addition, the Company has agreed to issue 500,000 5-year warrants at an exercise price of $0.13.  The Agreement further specifies that there shall be no penalty for prepayment of the Notes, such that if the loan is repaid in cash before any conversion to stock occurs, the Notes will be deemed satisfied and retired.

On March 15, 2012, the Company entered into an agreement ("the Agreement") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $75,000 as a loan from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Company’s mining projects. The Agreement is structured as a $37,500 Convertible Promissory Note with a maturity date of six (6) months from the Effective Date, and a $37,500 Convertible Promissory Note with a maturity date of twelve (12) months from the Effective Date.  Each Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share, and each Note accrues interest at a rate equal to 9.9% per year.  In addition, the Company has agreed to issue 500,000 5-year warrants at an exercise price of $0.09.  The Agreement further specifies that there shall be no penalty for prepayment of the Notes, such that if the loan is repaid in cash before any conversion to stock occurs, the Notes will be deemed satisfied and retired.

Recent Developments

On January 23, 2012, the Company announced that it had amended its Memorandum of Understanding ("MOU") with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd ("PWC") to include the Company's Monte Cristo property as an additional project to be operated by the joint-venture with PWC.  Accordingly, an exploration program was undertaken in early February, and on February 22, 2012, the Company announced that visible gold had been discovered in the soil samples taken from the Monte Cristo.  On March 14, 2012, the Company released the lab results which showed assays from concentrate to be as high as 114 g/t gold and 65 g/t silver at the Monte Cristo JV Project.

On January 31, 2012, the Company announced that a recently-completed HMC ("Heavy Mineral Concentrates") geochemical survey of its 100% owned Bouleau Creek Gold Property in southeastern British Columbia has returned assays as high as 2.09 grams per tonne gold from conventional fire assays, and as high as 95.6 grams per tonne gold from a metallic screen assay Au(+)fraction.

On March 27, 2012 the Company announced that it had staked claims to the Raven Gold property in the prolific Golden Triangle region of northwestern British Columbia.

During Q1 2012, the Company issued several progress reports on operations at the Ruby Mine.  With the exception of the last two weeks of March when heavy snowfalls temporarily curtailed operations, the Company’s Ruby Tunnel Rehab Project at the Ruby Mine continued without interruption throughout the entire first three months of 2012.  The work at the Ruby tunnel continues as of the date of this report, and is expected to be completed before the end of Q2, 2012.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. ASU 2011-04 became effective for the Company on January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 became effective for the Company on January 1, 2012, and did not have a material impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is our principal executive officer) and our chief financial officer, treasurer, and secretary (who is our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Management’s Evaluation of Necessary Remediation Initiatives

During the Company’s annual audit Management evaluated remediation plans related to the above internal control deficiencies. Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. The following options for improving the controls were analyzed: (i) hiring a qualified CFO with both GAAP and SEC reporting experience, (ii) forming an internal audit department, (iii) subscribing to GAAP and SEC reporting databases, (iv) additional staffing to provide segregation of duties and a review infrastructure for financial reporting, and (v) an information technology department to provide security over our information and to help facilitate electronic filing. In the evaluation, Management estimated implementation of the proposed remediation plan within 1 to 2 years. It was concluded from our evaluation that the costs to implement the plan were greater than the benefits to be received, and Management therefore passed on implementation until operations of the Company have improved. Due to the current operating condition of the company, and the current and future outlook of the economic climate, we do not foresee the ability to adequately implement the remediation plan within the foreseeable future.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended March 31, 2012, the Company issued shares of Common Stock in the following transactions:

•	In February, 2012, the Company issued 26,650 shares of common stock for geological services rendered. The shares were valued at $4,000, based on the closing market price on the date of invoice.

The securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

NORTH BAY RESOURCES INC.
Date: May 10, 2012	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)

10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)

10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(17)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 5, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(18)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 8, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(19)Previously filed with the Company’s filing of Form 10-K, SEC file number 000-54213, filed on March 12, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(20)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 21, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.