Form 10-Q
period 2012-06-30
NORTH BAY RESOURCES INC
filed 2012-08-06
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  100,186,941 shares of Common Stock as of August 3, 2012.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	Jun 30, 2012	Dec 31, 2011
ASSETS
Current Assets
Cash	$110,388	$129,888
Accounts Receivable	-	982
Total Current Assets	110,388	130,870

Other Assets
Certificates of Deposit	172,255	171,875
Goodwill	5,341	5,341
Mining Claims - Unproved	2,110,387	1,891,845
Property, Plant & Equipment, net of accumulated depreciation	681,515	733,885
Purchase Option - Taber Mine	16,000	4,000
Reclamation Bond Deposit – Fraser River	2,000	-
Total Other Assets	2,987,498	2,806,946
TOTAL ASSETS	$3,097,886	$2,937,816

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$44,638	$5,942
Accrued Expenses - related party	828,474	784,474
Accrued Interest	10,823	-
Convertible notes payable (net of discounts of $213,201 and $0, respectively)	161,798	25,000
Note Payable (net of discounts of $0 and $20,568, respectively)	-	4,432
Note Payable – Ruby Mine Mortgage	1,857,245	1,889,185
Total Current Liabilities	2,902,978	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,274	5,147
Total Long-Term Liabilities	5,274	5,147
Total Liabilities	$2,908,252	$2,714,180

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 and 100,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	100	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 99,627,904 and 97,664,462 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	99,628	97,664
Additional Paid-In Capital	11,999,318	11,358,733
Stock Payable	25,000	25,000
Deficit Accumulated During Exploration Stage	(11,938,412)	(11,261,861)
Total Stockholders’ Equity (Deficit)	189,634	223,636
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,097,886	$2,937,816

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDING
JUNE 30, 2012 AND 2011 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)

	3 months ended June 30, 2012	3 months ended June 30, 2011	6 months ended June 30, 2012	6 months ended June 30, 2011	Since inception (June 18, 2004 - June 30, 2012)

Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-	$-	$40,567
Cost of Revenue	-	-	-	-	49,070
Gross Loss	-	-	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	6,000	46,750	6,000	89,966	309,000
General & Administrative Costs	72,701	96,465	166,286	175,933	9,652,802
Mining Property Costs	32,687	37,417	88,533	58,241	1,090,988
Depreciation Expense	26,185	-	52,370	-	112,930
Professional Services	6,750	10,690	25,250	29,020	195,968
Total Operating Expenses	144,323	191,322	338,439	353,160	11,361,688
Net Operating Loss	(144,323)	(191,322)	(338,439)	(353,160)	(11,370,191)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	7,500	4,500	103,500	227,744
Gain on Joint-Ventures	-	-	-	-	277,149
Impairment Expense	-	-	-	-	(124,343)
Interest Income	(120)	90	425	105	1,067
Interest Expense	(105,048)	(48,015)	(167,787)	(124,627)	(429,974)
Loss on Conversion of Debt	-	-	-	-	(137,000)
Bad Debt Expense	-	-	-	-	(48,167)
Accretion Expense	(76)	-	(203)	-	(446)
Other Expense	-	-	(175,047)	-	(175,047)
Loss on Settlement	-	(15,345)	-	(15,345)	(62,095)
Realized Gain (Loss) on Investment	-	-	-	-	(97,109)
Net Other Income (Expenses)	(105,244)	(55,770)	(338,112)	(36,367)	(568,221)
Net Loss	(249,567)	(247,092)	(676,551)	(389,527)	(11,938,412)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,296,795	92,228,688	98,712,344	84,578,272
Basic Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	99,296,795	92,228,688	98,712,344	84,578,272
Diluted Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)

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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for cash	-	-	-	-	-	-	10,314,967	10,315	846,685	-	-	-	857,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	70,568	-	-	-	70,568
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Net loss for year	-	-	-	-	-	-	-	-	-	-	(951,468)	-	(951,468)
Balance at 12/31/2011	4,000,000	100,000	100	$4,000	$100	$-	97,664,462	$97,664	$11,358,733	$25,000	$(11,261,861)	$-	$223,636
Common Stock issued for cash	-	-	-	-	-	-	1,548,892	1,549	115,415	-	-	-	116,964
Common Stock issued as draw on equity line, proceeds applied towards note payable balance owed	-	-	-	-	-	-	387,900	388	25,148	-	-	-	25,536
Common Stock issued for services	-	-	-	-	-	-	26,650	27	3,973	-	-	-	4,000
Discount on convertible notes from beneficial conversion feature and attached warrant	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Net loss for period	-	-	-	-	-	-	-	-	-	-	(676,551)	-	(676,551)
Balance at 6/30/2012	4,000,000	100,000	100	$4,000	$100	$-	99,627,904	$99,628	$11,999,318	$25,000	$(11,938,412)	$-	$189,634

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDING
JUNE 30, 2012 AND 2011 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2012 (Unaudited)

	6 Months Ended June 30, 2012	6 Months Ended June 30, 2011	Since inception (June 18, 2004 - June 30, 2012)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(676,551)	$(389,527)	$(11,938,412)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	4,000	13,000	5,117,017
Common Stock issued to director for services	-	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	175,047	-	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on Settlement	-	62,095	62,095
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS - securities	-	-	(9,875)
Amortization of discount on debt	128,369	120,540	347,775
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	52,370	-	112,930
Accretion Expense	203	-	446
Impairment Expense	-	-	124,343
Changes in operating assets and liabilities:
Accounts receivable	982	(70,000)	(29,018)
Prepaid expenses	-	5,000	9,910
Other assets	(2,380)	-	(2,380)
Accounts payable	38,697	4,088	38,697
Accrued expenses to related party	44,000	54,000	1,144,593
Accrued interest	11,359	-	11,359
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(223,904)	(200,804)	(2,053,374)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-	(12,459)
Cash paid for development costs on Ruby Mine	(218,620)	-	(312,901)
Cash paid for purchase of Taber Mine Option	(12,000)	-	(16,000)
Cash paid for Ruby Purchase	-	(195,000)	(361,093)
Net Cash Used In Investing Activities	(230,620)	(195,000)	(702,453)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	116,964	528,000	1,729,664
Contributions from related party	-	-	244,994
Shares re-purchased and retired	-	-	(2,000)
Warrants exercised, shares not yet issued	-	-	25,000
Debt Repayments	(31,940)	-	(135,255)
Borrowings on convertible debt	350,000	50,000	1,003,812
Net Cash Provided by Financing Activities	435,024	578,000	2,866,215
Net cash increase (decrease) for period	(19,500)	182,196	110,388
Cash at beginning of period	129,888	47,000	-
Cash at end of period	110,388	229,196	110,388
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$219,940	$369,836
Term extension of Ruby Mine warrants	$-	$2,519	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$321,022	$50,000	$498,976
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$180,000	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Common stock issued for conversion of convertible debt	$-	$122,832	$173,852
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-	$801,442
Note payable for Ruby Mine acquisition	$-	$-	$2,164,118
Revision to Asset Retirement Obligation	$76	$-	$166,714
Equity draw applied towards note principal owed	$25,536	$-	$25,536

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

NOTE 2                                GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $11,938,412 as of June 30, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2012 and December 31, 2011. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company had no assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2012 and December 31, 2011, respectively.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2012 and December 31, 2011, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2012 and 2011, there were 47,532,822 and 38,623,038 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2012 and 2011, respectively:

	June 30, 2012	June 30, 2011
Net Loss	$(676,551)	$(389,527)
Weighted-average common shares Outstanding (Basic)	98,712,344	84,578,272
Weighted-average common stock Equivalents	47,532,822	38,623,038
Deduction of stock Equivalents not included due to net loss	(47,532,822)	(38,623,038)
Weighted-average common shares Outstanding (Diluted)	98,712,344	84,578,272
Basic and Diluted Net Gain (Loss) per Share	$(0.01)	$(0.00)

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

NOTE 4                                ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of August 11, 2011, cash payments of $63,000 have been received, and a $30,000 promissory note due on September 30, 2011, was accepted for the balance due, plus $982 in reimbursed expenses for claim maintenance.  Accordingly, the sale was completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.  As of December 31, 2011, $29,018 has been classified as a bad debt.  As of June 30, 2012, $982 has been paid.

NOTE 5                                TABER MINE OPTION

As of November 1, 2011, the Company agreed to an exclusive option on the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  As of June 30, 2012. $16,000 in aggregate option payments have been capitalized.  Subsequent to June 30, 2012, the Company executed an amendment with the Taber owner to extend the term of the Option for an additional year.  As of the date of this report, the Company is current in its obligations, and all monthly option payments have been paid on time.  In the event the Company elects to exercise its option, the parties shall enter into a lease agreement whereby the Company would make advance royalty payments of $25,000 per year until production begins, and a 5% NSR after production begins.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due monthly through September 30, 2012, to $10,000 each month. As of June 30, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,857,245. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

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

Ruby Mine Purchase Price Allocation

The following table summarizes the purchase price allocation for the transaction. The valuation conclusions include three groups: (i) net current tangible assets, (ii) assumed liabilities, and (iii) goodwill. Individual asset valuations are presented below:

Acquisition Date: 07/01/11

Allocation of Purchase	Price Purchase Allocation
	Debit	Credit
Tangible Assets Acquired
Cash/Checking/Savings	5,070
Ruby Gold Mine Claims	1,964,279
Ruby Gold Inc. Certificates of Deposit	171,618
Property and Equipment	906,329
Total Tangible Assets	3,047,296

Assumed Liabilities
Short Term Notes Payable		2,500
Asset Retirement Obligation		171,618
Total Liabilities		174,118

Net Tangible Assets/Liabilities	2,873,178
Goodwill	5,341
Total Net Assets Acquired	2,878,519

Consideration Paid	Debit	Credit
Cash Paid (Option Agreement & Purchase Agreement) - prior year	-	80,000
Cash Paid (Option Agreement & Purchase Agreement)	-	280,000
Fees Paid Escrow Agent at Closing	-	2,076
Value of Extension of term for 9/27/10 Warrants issued	-	2,519
Note Payable at closing	-	1,990,000
Warrant (10,000,000 @$0.02 to 9/27/10 - 12/30/12) - prior year	-	149,896
Warrant (2,000,000 @$0.10 to 4/22/11 - 5/1/16)	-	219,941
Due diligence fees paid in cash in prior year	-	4,087
Common Stock valued at $150,000 - prior year	-	150,000
Total Consideration Paid	-	2,878,519

NOTE 7                                PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of June 30, 2012 and December 31 2011, components of the Ruby Mine property, plant and equipment and mineral assets were as follows:

	June 30,	December 31,
	2012	2011

Buildings and improvements	$558,885	$558,885
Machinery and equipment	119,389	119, 389
Vehicles	240,514	240,514
Total property, plant and equipment	918,788	918,788

Less: valuation allowance(3)	(124,343)	(124,343)
Less: accumulated depreciation	(112,930)	(60,560)

Property, plant and equipment, net	$681,515	$733,885

	June 30,	December 31,
	2012	2011

Mining claims (1)	$1,792,660	$1,792,660
Asset retirement costs	4,828	4,904
Development Costs (capitalized) (2)	312,899	94,281
Total mineral claim assets	2,110,387	1,891,845

Less: accumulated depletion	-	-

Mining claims, net	$2,110,387	$1,891,845

(1)Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.

(2)Capitalized development costs include expenditures incurred in 2011 and as of June 30, 2012 to rehabilitate the Ruby Tunnel system, reinforce the mine timbers, and install new ventilation duct.

 (3)Following the acquisition of the Ruby Mine on July1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $52,370 and $0, respectively.

NOTE 8                                FINANCING

On June 17, 2010, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $17,500 as a loan from Tangiers.  The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the greater of (a) $0.001 or (b) eighty percent (80%) of the lowest traded price of common stock out of the ten (10) trading days immediately preceding the conversion date.  The Note has a term of one year and accrues interest at a rate equal to 9.9% per year.  Conversion rights were waived by the holder from inception of the agreement through July 15, 2010. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,726. This value was recorded as a discount on debt and offset to additional paid in capital. During the six months ended March 31, 2011 the note balance of $17,500 and accrued interest of $1,225 was settled with conversion into 863,681 shares of common stock.  The unamortized portion of the discount at the time of conversion of $4,937 was fully amortized upon conversion. No gain or loss was recorded for the conversion due to the conversion being within the terms of the convertible debt agreement.

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

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due in through September, 2012, to $10,000 each month. As of June 30, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,857,245. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

During the quarter ended September 30, 2011 the Company repaid $2,500 to the former owners of Ruby Gold, Inc. as a part of the loans assumed with the acquisition of the Ruby Gold Mine.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note has a maturity date of six (6) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the six months ended June 30, 2012, $16,499 of the discount has been fully amortized.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $61,345 for the six months ended June 30, 2012.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $32,919 for the six months ended June 30, 2012.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note has a term of six (6) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $6,269 for the six months ended June 30, 2012.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note has a term of six (6) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $3,432 for the six months ended June 30, 2012.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note has a term of twelve (12) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $3,836 for the six months ended June 30, 2012.

All discounts are being amortized straight line over the term of their respective notes.  There was no material difference between straight line and the effective interest method.

NOTE 9                                COMMITMENTS AND CONTINGENCIES

As of June 30, 2012 and December 31, 2011, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 12 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's Ruby Mine Project in Sierra County, California.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG its share of the startup expenses, which as of December 31, 2011 were $0. During Q1, 2011, the Company agreed to reimburse ACG $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and $22,216 remained outstanding.  As of June 30, 2012, $0 remains outstanding and this account has been paid in full.  No shares of Company stock have been or will be issued in connection with this agreement.

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2011 and June 30, 2012, respectively.

Cost estimate for reclamation work at today's cost	$172,194
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.4%

Asset Retirement Obligation
Asset retirement obligation at 12/31/11	$5,147
Accretion Expense	203
Revisions to asset retirement obligation at 6/30/12	(76)
Asset retirement obligation at 6/30/12	$5,274

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

During Q2 2012, the Company issued 903,283 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $58,000.  Related to the consideration received, $47,464 was received in cash, and the remaining $10,536 was applied as a final payment of principal and interest to retire the $25,000 note payable to Tangiers dated December 30, 2011.

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

150,000 warrants were issued to Tangiers Investors, LP on May 16, 2012 as part of a loan agreement for $50,000. The fair value of the warrants was $9,393.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.07
Exercise Price of Warrants	$0.07
Term of Warrants (years)	5.00
Computed Volatility	142%
Annual Dividends	0.00%
Discount Rate	0.69%

150,000 warrants were issued to Tangiers Investors, LP on May 30, 2012 as part of a loan agreement for $25,000. The fair value of the warrants was $9,380.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.07
Exercise Price of Warrants	$0.06
Term of Warrants (years)	5.00
Computed Volatility	142%
Annual Dividends	0.00%
Discount Rate	0.69%

750,000 warrants exercisable at $0.07 were issued to Tangiers Investors, LP on June 19, 2012 as part of a loan agreement for $100,000. The fair value of the warrants was $49,978.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.075
Exercise Price of Warrants	$0.07
Term of Warrants (years)	5.00
Computed Volatility	140%
Annual Dividends	0.00%
Discount Rate	0.71%

750,000 warrants exercisable at $0.14 were issued to Tangiers Investors, LP on June 19, 2012 as part of a loan agreement for $100,000. The fair value of the warrants was $47,431.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.075
Exercise Price of Warrants	$0.14
Term of Warrants (years)	5.00
Computed Volatility	140%
Annual Dividends	0.00%
Discount Rate	0.71%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through June 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised(2)	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	4,800,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	20,050,000	0.045	3.75	(1)

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

(2) 500,000 warrants were to be exercised in July, 2011, but at the request of the warrant holder, these shares have not yet been issued and are currently classified as stock payable.

NOTE 15                              SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Company issued 474,037 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of $26,500.

Subsequent to June 30, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of the date of this report is $100,000.

Subsequent to June 30, 2012, the Company cancelled all outstanding shares of the Series G Convertible Preferred Stock and filed a Certificate of Elimination of the Series G Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate entirely the Series G Convertible Preferred stock designation from our Certificate of Incorporation.

Subsequent to June 30, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s unaudited financial statements for the quarter ended June 30, 2012 attached to this quarterly report on Form 10-Q.

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

On November 1, 2011, the Company agreed to an exclusive option on the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.  Said due diligence is still ongoing as of the date of this report, and there is no guarantee that the option will be exercised, that mining operations will begin, or that our mining operations will be successful.  Subsequent to June 30, 2012, an amendment to the Taber option agreement was signed to extend the term of the option for an additional 12 months.

As of June 30, 2012, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum and Monte Cristo projects.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, as amended, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, and subsequent to June 30, 2012 the Company received formal notification that the Fraser River permits have been approved.  As of the date of this report, the Monte Cristo permits are still pending, and there is no guarantee that its approval will be forthcoming.

With the exception of the Ruby Mine and the Fraser River projects, we currently do not control any properties with active or imminent mining operations. The Ruby Mine has begun pre-production operations to rehabilitate the Ruby tunnel, but there is no guarantee yet that commercial production of gold can commence.  At the Fraser River project, mining equipment is being positioned as of the date of this report, and test mining is expected to begin shortly, but there is no guarantee yet that commercial production of gold can commence.

As of June 30, 2012, we own the mineral rights to 283 mining claims in British Columbia encompassing an aggregate of 103,788 acres (42,019 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of June 30, 2012.

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

As of June 30, 2012 and June 30, 2011, cash gains from claim sales totaled $4,500 and $103,500, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $11,938,412 as of June 30, 2012. In addition, we have a working capital deficit of $2,792,590 as of June 30, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of June 30, 2012 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since inception. As of June 30, 2012 the accumulated deficit attributable to CEO compensation is $828,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the six years since 2006 has totaled $225,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, and $90,000 in 2011.  These cash expenditures are also included in the accumulated deficit.

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

The Company had no assets measured at fair value on a recurring or non-recurring basis as of June 30, 2012.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2012, no options or warrants have been issued for compensation and none are outstanding.  As of June 30, 2012, 17 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2012 and 2011, there were 47,532,822 and 38,623,038 common stock equivalents outstanding, respectively.

Results of Operations for the Six months Ended June 30, 2012 Compared to Results of Operations for the Six months Ended June 30, 2011

Gains from Other Income.  For the six months ended June 30, 2012 and June 30, 2011, the Company’s  other income related to mineral claim sales and joint-ventures was $4,500 and $103,000, respectively. This decrease is primarily attributable to the lack of acceptable offers for the claims we might be willing to sell outright. The Company has spent $80,547 and $38,201 in British Columbia mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This increase is primarily attributable to an increase in exploration expenditures in British Columbia.

Operating Expenses.  For the six months ended June 30, 2012 and June 30, 2011, the Company had operating expenses of $338,439 and $353,160, respectively. The decrease in operating expenses for the six months ended June 30, 2012, was due primarily to a decrease in public relations expenditures.

Net Loss. For the six months ended June 30, 2012, we had a net loss of $676.551, and for the six months ended June  30. 2011 we had a net loss of $389,527. The increase in net loss that we incurred during the six months ended June 30, 2012 was due to primarily to an increase in expenses from warrant issuances, and a decrease in revenue from claim sales.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded primarily by its founders, board members, employees and persons related to or acquainted with these, the sale of securities, and the issuance of debt. To remedy the current deficiency in our liquidity position, we will raise funds through our equity credit line established with Tangiers Investors, LP (see Exhibit 10.0 under Item 6 herein), additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are often deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in British Columbia in good standing and pay general administrative expenses.   As of an increase in fees in British Columbia effective July 1, 2012,we expect our monthly claim maintenance costs to increase to approximately $10,000 per month.  Going forward, we believe these expenses can be maintained at present levels for the foreseeable future.  In addition, as a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mineral claims or make timely filings with the SEC.

In the first quarter of 2012, our mortgage on the Ruby Mine property required us to make payments of $30,000 over the 3 month period from January 1, 2012 through March 31, 2012. In the second quarter of 2012, our mortgage on the Ruby Mine property required us to make payments of $30,000 over the 3 month period from April 1, 2012 through June 30, 2012. As of the date of this report, all required payments have been made, and we are current in our obligations.  Mortgage payments as of July 1, 2012 were set to be a minimum of $85,000 per month, with a final balloon payment due on or before December 30, 2012.  By agreement with the mortgage holder, as of July 1, 2012, the monthly mortgage payments have again been reduced to $10,000 per month until September 30, 2012. As of June 30, 2012, the balance due on the mortgage is $1,857,245. The Company expects to satisfy the mortgage and retire the note upon receipt of funding from overseas investors through the federal EB-5 program.  The Ruby project was formally approved as an EB-5 project by USCIS in July, 2011, and as of the date of this report the final phase of the funding overseas is nearing completion.  The Company expects to complete the funding in the near-term, but until that time the Company believes it can rely on our equity credit line established with Tangiers and other loans to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of June 30, 2012, total current assets were $110,388, which consisted of $110,388 of cash.  As of December 31, 2011, total current assets were $130,870, which consisted of $129,888 of cash, and $982 in receivables.

As of June 30, 2012, total other assets were $2,987,801, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.  As of December 31, 2011, total other assets were $2,806.946, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.

As of June 30, 2012, total current liabilities were $2,902,978, which consisted primarily of $828,474 in deferred compensation, $161,798 in loans, and the balance due on the Ruby Mine mortgage of 1,857,245.  As of December 31, 2011, our total current and long-term liabilities were $2,709,033, and consisted primarily of $784,474 in deferred compensation, and the balance due on the Ruby Mine mortgage of $1,889,185.

As of June 30, 2012, total long-term liabilities were $5,274, which consisted entirely of the asset retirement obligation at the Ruby Mine.  As of December 31, 2011, our total long-term liabilities were $5,147, and consisted entirely of our asset retirement obligation.

We had a working capital deficit of $2,792,590 as of June 30, 2012, and a working capital deficit of $2,578,163 as of December 31, 2011.  The increase is due to debt incurred to pay for development costs at the Ruby Mine.

During the six months ended June 30, 2012, operating activities used cash of $223,904 as compared to the six months ended June 30, 2011 where we used cash of $200,804 in operating activities.  The increase is due primarily to depreciation expenses at the Ruby Mine.

Cash flows from financing activities represented the Company’s principal source of cash for the six month period ended June 30, 2012. Cash flows from financing activities during the six month period ended June 30, 2012, and June 30, 2011, were $453,024 and $578,000, respectively, and consisted primarily of proceeds from loans and the issuance of stock.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note has a term of six (6) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note has a term of six (6) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note has a term of twelve (12) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.

Recent Developments

On April 18, 2012, the Company announced that it has acquired via direct staking additional claims that significantly expand its 100%-owned Connie Hill Property on Vancouver Island, British Columbia. The new claims cover several large gold-silver-copper deposits, including the Oyster and the Murex deposits. The Oyster breccia deposit is located approximately 3 km north of Mt. Washington, measures approximately 400 metres in diameter, and is known to be at least 184 metres deep. A recent report from 2008 (Assessment Report 30010) discusses the Oyster at length, and documents that it has been delineated by outcrop and trench mapping and sampling, and 9 drill holes. The highest assays reported in AR 30010 are 13.2 grams per tonne gold, 626 grams per tonne silver, and 2.67% copper.  The Murex deposit is approximately 3 km due east of Mt. Washington. As summarized in BC MINFILE 092F 206, "The Murex zone represents an area of roughly 700 by 700 metres. The mineralization is thought to be the result of replacement but also has characteristics in common with porphyry-type deposits. The zone has been tested by a number of diamond-drill holes. One hole drilled in 1989 cut strong breccias with pyrrhotite-chalcopyrite mineralization about 30 metres below the surface. A 4 metre section of core assayed 4.08 per cent copper, 32.91 grams per tonne silver and 6.31 grams per tonne gold.” Overall, the best assays from the Murex as documented in AR 30010 shows 21 grams per tonne gold, 161 grams per tonne silver, 9.7% copper, 6.4% zinc, and 0.14% molybdenum.

On May 24, 2012, the Company announced the results of a recent sampling program at our Fraser River JV project, with assays up to 5.68 grams per tonne gold and 0.427 grams per tonne platinum.

During Q2 2012, the Company issued several progress reports on operations at the Ruby Mine.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

As of June 30, 2012, the end of the six month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

150,000 5-year warrants were issued to Tangiers Investors, LP as part of a loan agreement for $50,000 dated May 16, 2012.

150,000 5-year warrants were issued to Tangiers Investors, LP as part of a loan agreement for $25,000 dated May 30, 2012.

750,000 5-year warrants exercisable at $0.07 and 750,000 5-year warrants exercisable at $0.14 were issued to Tangiers Investors, LP as part of a loan agreement for $100,000 dated June 19, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 and is incorporated by reference into this Quarterly Report

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH BAY RESOURCES INC.
Date: August 6, 2012	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)

10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(21)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on June 19, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(22)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 13, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(23)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 16, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(24)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 30, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.

(25)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on August 3, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.