Form 10-Q
period 2012-09-30
NORTH BAY RESOURCES INC
filed 2012-11-09
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  101,386,208 shares of Common Stock as of November 9, 2012.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	Sep 30, 2012	Dec 31, 2011
ASSETS
Current Assets
Cash	$70,726	$129,888
Accounts Receivable	-	982
Total Current Assets	70,726	130,870

Other Assets
Certificates of Deposit	172,378	171,875
Deferred Financing Costs, net	21,131	-
Goodwill	5,341	5,341
Mining Claims - Unproved	2,187,207	1,891,845
Property, Plant & Equipment, net of accumulated depreciation	660,083	733,885
Purchase Option - Taber Mine	22,000	4,000
Reclamation Bond Deposit – Fraser River	2,000	-
Total Other Assets	3,070,140	2,806,946
TOTAL ASSETS	$3,140,866	$2,937,816

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$31,165	$5,942
Accrued Expenses - related party	850,474	784,474
Accrued Interest	18,513	-
Convertible notes payable (net of discounts of $240,325 and $0, respectively)	357,675	25,000
Note Payable (net of discounts of $0 and $20,568, respectively)	-	4,432
Derivative Liability	585,498	-
Note Payable – Ruby Mine Mortgage	1,841,095	1,889,185
Total Current Liabilities	3,684,420	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,350	5,147
Total Long-Term Liabilities	5,350	5,147
Total Liabilities	$3,689,770	$2,714,180

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized, 0 and 100,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 100,497,622 and 97,664,462 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	100,498	97,664
Additional Paid-In Capital	12,047,659	11,358,733
Stock Payable	25,000	25,000
Deficit Accumulated During Exploration Stage	(12,726,061)	(11,261,861)
Total Stockholders’ Equity (Deficit)	(548,904)	223,636
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,140,866	$2,937,816

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2012 AND 2011 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)

	3 months ended Sept 30, 2012	3 months ended Sept 30, 2011	9 months ended Sept 30, 2012	9 months ended Sept 30, 2011	Since inception (June 18, 2004 - Sept 30, 2012)

Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-	$-	$40,567
Cost of Revenue	-	-	-	-	49,070
Gross Loss	-	-	-	-	(8,503)

Operating Expenses
Commissions & Consulting Fees	-	-	6,000	43,216	309,000
General & Administrative Costs	85,640	86,967	251,926	262,899	9,738,442
Mining Property Costs	63,326	73,358	151,859	131,599	1,154,314
Depreciation Expense	21,432	17,028	73,802	17,028	134,362
Professional Services	10,922	13,350	36,172	42,370	206,890
Total Operating Expenses	181,320	190,703	519,759	497,112	11,543,008
Net Operating Loss	(181,320)	(190,703)	(519,759)	(497,112)	(11,551,511)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	4,500	103,500	227,744
Gain on Joint-Ventures	-	-	-	-	277,149
Impairment Expense	-	-	-	-	(124,343)
Interest Income	159	121	584	226	1,225
Interest Expense	(155,881)	(32,552)	(323,668)	(157,180)	(585,854)
Loss on Conversion of Debt	-	-	-	-	(137,000)
Bad Debt Expense	982	-	982	-	(47,185)
Accretion Expense	(76)	-	(279)	-	(522)
Other Expense	(2,222)	-	(177,269)	-	(177,269)
Loss on Settlement	-	-	-	(62,095)	(62,095)
Gain (Loss) on Derivative Liability	(449,291)	-	(449,291)	-	(449,291)
Realized Gain (Loss) on Investment	-	-	-	-	(97,109)
Net Other Income (Expenses)	(606,329)	(32,431)	(944,441)	(115,549)	(1,174,550)
Net Loss	(787,649)	(223,134)	(1,464,200)	(612,661)	(12,726,061)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	100,200,957	95,880,831	99,212,170	89,719,476
Basic Net Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	100,200,957	95,880,831	99,212,170	89,719,476
Diluted Net Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)

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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for cash	-	-	-	-	-	-	10,314,967	10,315	846,685	-	-	-	857,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	70,568	-	-	-	70,568
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Net loss for year	-	-	-	-	-	-	-	-	-	-	(951,468)	-	(951,468)
Balance at 12/31/2011	4,000,000	100,000	100	$4,000	$100	$-	97,664,462	$97,664	$11,358,733	$25,000	$(11,261,861)	$-	$223,636
Common Stock issued for cash	-	-	-	-	-	-	2,333,610	2,334	158,131	-	-	-	160,465
Common Stock issued as draw on equity line, proceeds applied towards note payable balance owed	-	-	-	-	-	-	387,900	388	25,148	-	-	-	25,536
Cancellation of Series G Preferred	-	(100,000)	(100)	-	-	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	26,650	27	3,973	-	-	-	4,000
Common Stock issued for commissions	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Net loss for period	-	-	-	-	-	-	-	-	-	-	(1,464,200)	-	(1,464,200)
Balance at 9/30/2012	4,000,000	-	-	$4,000	$-	$-	100,497,622	$100,498	$12,047,659	$25,000	$(12,726,061)	$-	$(548,904)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDING
SEPTEMBER 30, 2012 AND 2011 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2012 (Unaudited)

	9 Months Ended September 30, 2012	9 Months Ended September 30, 2011	Since inception (June 18, 2004 - September 30, 2012)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,464,200)	$(612,661)	$(12,726,061)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims, non-cash	-	-	(110,935)
Common Stock issued for services	4,000	13,000	5,117,017
Common Stock issued to director for services	-	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	175,047	-	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on Settlement	-	62,095	62,095
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS - securities	-	-	(9,875)
Amortization of discount on debt	257,452	138,475	476,858
Amortization of deferred financing cost	7,479	-	7,479
Change in derivative liability	449,291	-	449,291
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	73,802	17,028	134,362
Accretion Expense	279	-	522
Impairment Expense	-	-	124,343
Changes in operating assets and liabilities:
Accounts receivable	982	(30,000)	(29,018)
Prepaid expenses	-	4,910	9,910
Other assets	(2,503)	-	(2,503)
Accounts payable	25,223	18,705	25,223
Accrued expenses to related party	66,000	72,000	1,166,593
Accrued interest	19,049	-	19,049
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(388,099)	(316,448)	(2,217,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(2,159)	(12,459)
Cash paid for development costs on Ruby Mine	(295,438)	-	(389,719)
Cash paid for purchase of Taber Mine Option	(18,000)	-	(22,000)
Cash paid for Ruby Purchase	-	(277,006)	(361,093)
Net Cash Used In Investing Activities	(313,438)	(279,165)	(785,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	160,465	758,000	1,773,165
Contributions from related party	-	-	244,994
Shares re-purchased and retired	-	-	(2,000)
Warrants exercised, shares not yet issued	-	25,000	25,000
Debt Repayments	(48,090)	(72,500)	(151,405)
Deferred financing costs	(23,000)	-	(23,000)
Borrowings on convertible debt	553,000	50,000	1,206,812
Net Cash Provided by Financing Activities	642,375	760,500	3,073,566
Net cash increase (decrease) for period	(59,162)	164,887	70,726
Cash at beginning of period	129,888	47,000	-
Cash at end of period	70,726	211,887	70,726
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$219,940	$369,836
Term extension of Ruby Mine warrants	$-	$2,519	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$321,022	$50,000	$498,976
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$180,000	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Common stock issued for conversion of convertible debt	$-	$173,852	$173,852
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$801,442	$801,442
Note payable for Ruby Mine acquisition	$-	$1,990,000	$2,164,118
Liabilities assumed with Ruby Mine acquisition	$-	$174,118	$174,118
Revision to Asset Retirement Obligation	$76	$-	$166,714
Equity draw applied towards note principal owed	$25,536	$-	$25,536
Common Stock issued for deferred financing costs	$5,610	$-	$5,610
Debt discount due to derivative liability	$136,207	$-	$136,207
Cancellation of preferred shares	$100	$-	$100

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

NOTE 2                                GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $12,726,061 as of September 30, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as result of these reclassifications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ruby Gold, Inc., a California corporation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2012 and December 31, 2011. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine month period ended September 30, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of September 30, 2012, were: Volatility of 94% - 104%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2012	New Issuances	Changes in Fair Values	Balance at September 30, 2012
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$-	$98,366	$1,043	$99,409
Conversion features – tainted equity	-	37,841	73,787	111,628
Warrants – tainted equity	-	-	374,461	374,461
	$-	$136,207	$449,291	$585,498

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation for probability percentages assigned to future expected settlement possibilities. A significant increase (decrease) in this distribution of percentages would result in a higher (lower) fair value measurement.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of September 30, 2012 and December 31, 2011, no options or warrants related to compensation have been issued, and none are outstanding.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible notes which have floating conversion prices based on changes to the quoted price of the Company’s common stock and common stock equivalents tainted as a result of the derivative, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the conversion features in their convertible notes and tainted warrants using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of September 30, 2012 and 2011, there were 47,532,822 and 38,623,038 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30, 2012 and 2011, respectively:

	September 30, 2012	September 30, 2011
Net Loss	$(1,464,200)	$(612,661)
Weighted-average common shares Outstanding (Basic)	99,212,170	89,719,476
Weighted-average common stock Equivalents	47,532,822	38,623,038
Deduction of stock Equivalents not included due to net loss	(47,532,822)	(38,623,038)
Weighted-average common shares Outstanding (Diluted)	99,212,170	89,719,476
Basic and Diluted Net Gain (Loss) per Share	$(0.01)	$(0.00)

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 4                                ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of August 11, 2011, cash payments of $63,000 have been received, and a $30,000 promissory note due on September 30, 2011, was accepted for the balance due, plus $982 in reimbursed expenses for claim maintenance.  Accordingly, the sale was completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.  As of December 31, 2011, $29,018 has been classified as a bad debt.  As of September 30, 2012, $982 has been paid.

NOTE 5                                TABER MINE OPTION

As of November 1, 2011, the Company agreed to an exclusive option on the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  As of September 30, 2012, $22,000 in aggregate option payments has been capitalized.  On July 11, 2012, the Company executed an amendment with the Taber owner to extend the term of the Option for an additional year.  As of the date of this report, the Company is current in its obligations, and all monthly option payments have been paid on time.  In the event the Company elects to exercise its option, the parties shall enter into a lease agreement whereby the Company would make advance royalty payments of $25,000 per year until production begins, and a 5% NSR after production begins.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due monthly through December 30, 2012, to $10,000 each month. As of September 30, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,841,095. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

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

Ruby Mine Purchase Price Allocation

The following table summarizes the purchase price allocation for the transaction. The valuation conclusions include three groups: (i) net current tangible assets, (ii) assumed liabilities, and (iii) goodwill. Individual asset valuations are presented below:

Acquisition Date: 07/01/11

Allocation of Purchase	Price Purchase Allocation
	Debit	Credit
Tangible Assets Acquired
Cash/Checking/Savings	5,070
Ruby Gold Mine Claims	1,964,279
Ruby Gold Inc. Certificates of Deposit	171,618
Property and Equipment	906,329
Total Tangible Assets	3,047,296

Assumed Liabilities
Short Term Notes Payable		2,500
Asset Retirement Obligation		171,618
Total Liabilities		174,118

Net Tangible Assets/Liabilities	2,873,178
Goodwill	5,341
Total Net Assets Acquired	2,878,519

Consideration Paid	Debit	Credit
Cash Paid (Option Agreement & Purchase Agreement) - prior year	-	80,000
Cash Paid (Option Agreement & Purchase Agreement)	-	280,000
Fees Paid Escrow Agent at Closing	-	2,076
Value of Extension of term for 9/27/10 Warrants issued	-	2,519
Note Payable at closing	-	1,990,000
Warrant (10,000,000 @$0.02 to 9/27/10 - 12/30/12) - prior year	-	149,896
Warrant (2,000,000 @$0.10 to 4/22/11 - 5/1/16)	-	219,941
Due diligence fees paid in cash in prior year	-	4,087
Common Stock valued at $150,000 - prior year	-	150,000
Total Consideration Paid	-	2,878,519

NOTE 7                                PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of September 30, 2012 and December 31 2011, components of the Ruby Mine property, plant and equipment and mineral assets were as follows:

	Sept 30,	December 31,
	2012	2011

Buildings and improvements	$558,885	$558,885
Machinery and equipment	119,389	119, 389
Vehicles	240,514	240,514
Total property, plant and equipment	918,788	918,788

Less: valuation allowance(3)	(124,343)	(124,343)
Less: accumulated depreciation	(134,362)	(60,560)

Property, plant and equipment, net	$660,083	$733,885

	June 30,	December 31,
	2012	2011

Mining claims (1)	$1,792,660	$1,792,660
Asset retirement costs	4,828	4,904
Development Costs (capitalized) (2)	389,719	94,281
Total mineral claim assets	2,187,207	1,891,845

Less: accumulated depletion	-	-

Mining claims, net	$2,187,207	$1,891,845

(1)Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.

(2)Capitalized development costs include expenditures incurred in 2011 and as of September 30, 2012 to rehabilitate the Ruby Tunnel system, reinforce the mine timbers, and install new ventilation duct.

(3)Following the acquisition of the Ruby Mine on July1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $73,802 and $17,028, respectively.

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

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note is due on or before December 31, 2012.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, are set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due in through September, 2012, to $10,000 each month. As of September 30, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,841,094. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

During the quarter ended September 30, 2011 the Company repaid $2,500 to the former owners of Ruby Gold, Inc. as a part of the loans assumed with the acquisition of the Ruby Gold Mine.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note has a maturity date of six (6) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the nine months ended September 30, 2012, $20,568 of the discount was amortized, and the discount has been fully amortized.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $83,014 for the nine months ended September 30, 2012.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  The first Note has a term of six (6) months, and the second Note has a term of twelve (12) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $57,945 for the nine months ended September 30, 2012.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note has a term of six (6) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $19,066 for the nine months ended September 30, 2012.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note has a term of six (6) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $13,616 for the nine months ended September 30, 2012.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note has a term of twelve (12) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $28,836 for the nine months ended September 30, 2012.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of September 30, 2012, and the date of this report is $100,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $98,366 on the note. This value was recorded as a discount on debt and offset to derivative liability.  Amortization of the discount was $2,500 for the nine months ended September 30, 2012. In connection with this transaction, a commission has been paid to Echelon Growth Partners Inc. consisting of $10,000 in cash. $10,000 was capitalized to Deferred Financing Costs and $2,222 was amortized over the period from the inception of the note to September 30, 2012. In addition there was a $10,000 discount as a result of the principal owed ($110,000) exceeding the cash received ($100,000).  This resulted in a total discount of $108,366.  Amortization of the discount was $24,048 for the nine months ended September 30, 2012.

On August 2, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. The tainted equity valuation and “OID” totaled $47,841, and $10,339 was amortized during the period ended September 30, 2012. $47,841 of the value was recorded as a discount on debt and $37,841 was added to the derivative liability.

NOTE 9                                DERIVATIVE LIABILITIES

On July 11, 2012, the Company borrowed $100,000 requiring principal repayment of $110,000 convertible at the lesser of $0.10 or the average of the two lowest closing prices in the 25 trading days prior to conversion. This note payable contained an embedded derivative liability due to the conversion feature not being considered fixed or determinable. The related derivative liability was valued at issuance and the fair value of $98,366 was recorded as a derivative liability and debit to debt discount.

In addition to this convertible note all other debt and equity instruments (except for preferred stock) convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment.  As of July 11, 2012, these tainted instruments consisted of convertible debt outstanding of $375,000 and 20,050,000 warrants. These instruments were valued when they became tainted on July 11, 2012.  The fair value of the conversion features on the convertible debt of $83,358 was added to the derivative liability and recorded as a part of the loss on the derivative for the period. The fair value of the warrants was also added to the derivative liability and recorded as a loss on the derivative liability for $377,678. On August 8, 2012, the Company issued an additional convertible note for $113,000 which was considered tainted upon issuance. The related derivative liability and debt discount recorded was valued at inception and equal to $37,841. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at September 30, 2012 with all changes flowing through the gain/loss on derivative. The derivative liability related to convertible debt was valued at $211,037, and the derivative liability related to warrants was $374,461.

The following shows the changes in the derivative liability measured on a recurring basis for the nine months ended September 30, 2012:

Derivative Liability at December 31, 2011	$-
Derivative Liability for Convertible Debt (Recorded as discount on debt due to it being a new issuance)	$136,207
Derivative Liability for Convertible Debt (Recorded as a loss due to the debt being outstanding prior to tainting)	$83,358
Derivative Liability for Warrants (Recorded as loss)	$377,678
Gain on Derivative Liability	$(11,745)
Derivative Liability at September 30, 2012	$585,498

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2012 and December 31, 2011:

Derivative Liabilities:	September 30, 2012	December 31, 2011
Embedded derivative liability in convertible debt	$99,409	$-
Derivative liability due to tainted equity – convertible debt	$111,628	$-
Derivative liability due to tainted equity – warrants	$374,461	$-
Total Derivative Liability	$585,498	$-

NOTE 10                              COMMITMENTS AND CONTINGENCIES

As of September 30, 2012 and December 31, 2011, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 13 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

EB-5

On July 28, 2010, the Company executed an agreement with ACG Consulting, LLC ("ACG") intended to establish a new economic Regional Center ("RC") under the federal EB-5 program (the "EB-5 Program") that will encompass all of  Northern California's Gold Country. Once established, the Regional Center is expected to provide full funding for the Company's Ruby Mine Project in Sierra County, California.  Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG its share of the startup expenses, which as of December 31, 2011 were $0. During Q1, 2011, the Company agreed to reimburse ACG $37,216 in expenses incurred to prepare and file EB-5 applications with USCIS.  As of March 31, 2011, $15,000 of this amount had been paid, and $22,216 remained outstanding.  As of September 30, 2012, $0 remains outstanding and this account has been paid in full.  No shares of Company stock have been or will be issued in connection with this agreement.

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

NOTE 12                              ASSET RETIREMENT OBLIGATIONS

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2011 and September 30, 2012, respectively.

Cost estimate for reclamation work at today's cost	$172,194
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.4%

Asset Retirement Obligation
Asset retirement obligation at 12/31/11	$5,147
Accretion Expense	279
Revisions to asset retirement obligation at 9/30/12	(76)
Asset retirement obligation at 9/30/12	$5,350

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

During Q3 2012, the Company cancelled all outstanding shares of the Series G Convertible Preferred Stock and filed a Certificate of Elimination of the Series G Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate entirely the Series G Convertible Preferred stock designation from our Certificate of Incorporation. The cancellation was initiated at the request of the sole shareholder of the Series G Preferred, and was recorded to additional paid in capital.

During Q3 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock.  The shares were valued at $5,610 based on the closing market price on the date of issuance.

During Q3 2012, the Company issued 784,718 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of cash received of $43,500.

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

Stock Price on Measurement Date	$0.075
Exercise Price of Warrants	$0.14
Term of Warrants (years)	5.00
Computed Volatility	140%
Annual Dividends	0.00%
Discount Rate	0.71%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised(2)	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	4,800,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2012	20,050,000	0.045	3.75	(1)

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

(2) 500,000 warrants were to be exercised in July, 2011, but at the request of the warrant holder, these shares have not yet been issued and are currently classified as stock payable.

NOTE 16                              SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company issued 90,000 restricted shares of common stock for services rendered.

Subsequent to September 30, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of the date of this report, the Company has drawn $50,000 from this facility.

Subsequent to September 30, 2012, the Company issued 500,000 shares that had been previously recorded as stock payable pursuant to a notice of exercise received in 2011 on 500,000 warrants issued to Tangiers Investors, LP on December 30, 2010.  The exercise price was $0.05 per shares, and the Company received $25,000 upon the exercise.

Subsequent to September 30, 2012, the Company issued 298,586 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of cash received of $15,000.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s unaudited financial statements for the quarter ended September 30, 2012 attached to this quarterly report on Form 10-Q.

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

As of September 30, 2012, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum and Monte Cristo projects.  Under the terms of the MOU, as amended, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, and on July 5, 2012 the Company received formal notification that the Fraser River mining permits have been approved.  As of the date of this report, a definitive agreement has not yet been executed.  While formal contract discussions continue, PWC has agreed to move the project forward as an independent contractor, and as of the date of this report, operations have begun. As of the date of this report, the Monte Cristo permits are still pending, and there is no guarantee that its approval will be forthcoming.

With the exception of the Ruby Mine and the Fraser River projects, we currently do not control any properties with active or imminent mining operations. The Ruby Mine has begun pre-production operations to rehabilitate the Ruby tunnel, but there is no guarantee yet that commercial production of gold can commence.  At the Fraser River project, mining equipment is onsite as of the date of this report, and test mining has begun, but there is no guarantee yet that commercial production of gold can commence.

As of September 30, 2012, we own the mineral rights to 256 mining claims in British Columbia encompassing an aggregate of 89,558 acres (36,258 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of September 30, 2012.

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

As of September 30, 2012 and December 31, 2011, cash gains from claim sales totaled $4,500 and $103,500, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

We expect to generate near-term revenue growth through claim sales and joint-venture activities. However, there is no assurance that the Company can successfully secure new joint-venture partnerships on terms that are satisfactory to the Company.

We expect to generate long-term revenue from our acquisition of the Ruby Mine, from operations at the Fraser River project, through the acquisition of additional mines, and by the development of our properties, either independently or through joint-venture partners, into operating mines.  There is no assurance that these efforts will be successful, or that the projects will be economically viable.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $12,726,061 as of September 30, 2012. In addition, we have a working capital deficit of $3,613,694 as of September 30, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of September 30, 2012 the accumulated deficit attributable to CEO stock awards valued according to GAAP totals $2,558,535 since June 18, 2004 (inception). As of September 30, 2012 the accumulated deficit attributable to CEO compensation is $850,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the six years since 2006 has totaled $225,870, consisting of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, and $90,000 in 2011.  These cash expenditures are also included in the accumulated deficit.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine month period ended September 30, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of September 30, 2012, were: Volatility of 94% - 104%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2012	New Issuances	Changes in Fair Values	Balance at September 30, 2012
Level 3 –
Derivative liabilities from:
Conversion features	$-	$98,366	$1,043	$99,409
Conversion features – tainted equity	-	37,841	73,787	111,628
Warrants	-	-	374,461	374.461
	$-	$136,207	$449,291	$585,498

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation for probability percentages assigned to future expected settlement possibilities. A significant increase (decrease) in this distribution of percentages would result in a higher (lower) fair value measurement.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of September 30, 2012, no options or warrants have been issued for compensation and none are outstanding.  As of September 30, 2012, 17 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible notes which have floating conversion prices based on changes to the quoted price of the Company’s common stock and common stock equivalents tainted as a result of the derivative, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the conversion features in their convertible notes and tainted warrants using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of September 30, 2012 and 2011, there were 47,532,822 and 38,623,038 common stock equivalents outstanding, respectively.

Results of Operations for the Nine months Ended September 30, 2012 Compared to Results of Operations for the Nine months Ended September 30, 2011

Gains from Other Income.  For the nine months ended September 30, 2012 and September 30, 2011, the Company’s  other income related to mineral claim sales and joint-ventures was $4,500 and $103,900, respectively. This decrease is primarily attributable to the lack of acceptable offers for the claims we might be willing to sell outright. The Company has spent $97,948 and $56,373 in British Columbia mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This increase is primarily attributable to an increase in exploration expenditures in British Columbia.

Operating Expenses.  For the nine months ended September 30, 2012 and September 30, 2011, the Company had operating expenses of $519,759 and $497,112, respectively. The increase in operating expenses for the nine months ended September 30, 2012, was due primarily to an increase in geological/exploration expenditures in British Columbia.

Net Loss. For the nine months ended September 30, 2012, we had a net loss of $1,464,200, and for the nine months ended September 30. 2011 we had a net loss of $612,661. The increase in net loss that we incurred during the nine months ended September 30, 2012 was due to primarily to GAAP accounting for a derivative liability, an increase in expenses from warrant issuances and interest expenses, and a decrease in revenue from claim sales.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded primarily by its founders, board members, employees and persons related to or acquainted with these, the sale of securities, and the issuance of debt. To remedy the current deficiency in our liquidity position, we will raise funds through our equity credit line established with Tangiers Investors, LP (see Exhibit 10.0 under Item 6 herein), additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are often deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in British Columbia in good standing and pay general administrative expenses.   As the result of an increase in fees in British Columbia effective July 1, 2012, we expect our monthly claim maintenance costs to increase to approximately $10,000 per month.  Going forward, we believe these expenses can be maintained at present levels for the foreseeable future.  In addition, as a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mineral claims or make timely filings with the SEC.

In the first quarter of 2012, our mortgage on the Ruby Mine property required us to make payments of $30,000 over the 3 month period from January 1, 2012 through March 31, 2012. In the second quarter of 2012, our mortgage on the Ruby Mine property required us to make payments of $60,000 over the 6 month period from April 1, 2012 through September 30, 2012. As of the date of this report, all required payments have been made, and we are current in our obligations.  Mortgage payments as of July 1, 2012 were set to be a minimum of $85,000 per month, with a final balloon payment due on or before December 30, 2012.  By agreement with the mortgage holder, as of July 1, 2012, the monthly mortgage payments have again been reduced to $10,000 per month until December 30, 2012. As of September 30, 2012, the balance due on the mortgage is $1,841,094. The Company expects to satisfy the mortgage and retire the note upon receipt of funding from overseas investors through the federal EB-5 program.  The Ruby project was formally approved as an EB-5 project by USCIS in July, 2011, and as of the date of this report the final phase of the funding overseas is nearing completion.  The Company expects to complete the funding in the near-term, but until that time the Company believes it can rely on our equity credit line established with Tangiers and other loans to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of September 30, 2012, total current assets were $70,726, which consisted of $70,726 of cash.  As of December 31, 2011, total current assets were $130,870, which consisted of $129,888 of cash, and $982 in receivables.

As of September 30, 2012, total other assets were $3,070,140, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.  As of December 31, 2011, total other assets were $2,806.946, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.

As of September 30, 2012, total current liabilities were $3,684,420, which consisted primarily of $585,498 in derivative liabilities, $828,474 in deferred compensation, $357,675 in loans net of discounts, and the balance due on the Ruby Mine mortgage of 1,841,094.  As of December 31, 2011, our total current liabilities were $2,709,033, and consisted primarily of $784,474 in deferred compensation, and the balance due on the Ruby Mine mortgage of $1,889,185.

As of September 30, 2012, total long-term liabilities were $5,350, which consisted entirely of the asset retirement obligation at the Ruby Mine.  As of December 31, 2011, our total long-term liabilities were $5,147, and consisted entirely of our asset retirement obligation.

We had a working capital deficit of $3,613,694 as of September 30, 2012, and a working capital deficit of $2,578,163 as of December 31, 2011.  The increase is due to debt incurred from new loans during the period to pay for development costs at the Ruby Mine.

During the nine months ended September 30, 2012, operating activities used cash of $388,099 as compared to the nine months ended September 30, 2011 where we used cash of $316,448 in operating activities.  The increase is due primarily to depreciation expenses at the Ruby Mine, an increase in expenses from warrant issuances, and interest expenses.

Cash flows from financing activities represented the Company’s principal source of cash for the nine month period ended September 30, 2012. Cash flows from financing activities during the nine month period ended September 30, 2012, and September 30, 2011, were $642,375 and $760,500, respectively, and consisted primarily of proceeds from loans and the issuance of stock.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of the date of this report is $100,000. In connection with this transaction, a commission has been paid to Echelon Growth Partners, Inc. consisting of $10,000 in cash.

On August 2, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock.

Recent Developments

On July 9, the Company announced that formal notification of approval of its Plan of Operations has been received from the Ministry of Energy and Mines in British Columbia, and a mining permit under Section 10 of the Mines Act has been issued to allow mechanized excavation and reclamation work to begin at the Fraser River JV project. As required by BC regulations, a reclamation bond has also been posted.

On July 16, 2012, the Company announced that it has signed an amendment to the Taber Mine Option Agreement (the "Option"), dated November 1, 2011, whereby the term of the Option giving the Company the exclusive right to lease or acquire the Taber Mine has been extended for one additional year.

On July 22, 2012, the Company announced that as a result of safety inspections at the Ruby Mine on July 17, 2012 conducted by the federal Mine Safety and Health Administration (MSHA), the Company was found to be in non-compliance of several regulations that caused MSHA to issue a stop work order. These orders relate to the requirement to have an MSHA-approved mine rescue team on standby within a reasonable distance from the mine, insufficient documentation of MSHA-approved safety training of some of the miners, and the lack of an MSHA-approved personnel transportation rail car designated specifically for that purpose. As a result, work at the Ruby Tunnel project has been temporarily halted to allow time for the Company to comply with these issues and bring the Ruby project into full compliance with current MSHA regulations.  On August 9, 2012, MSHA formally approved the Ruby Mine safety training plan, and on August 29, 2012, MSHA approved the Ruby Mine Alternative Mine Rescue Plan.  On September 18, 2012, MSHA lifted all previously issued stop work orders, and operations at the Ruby Mine resumed.

On September 4, 2012, the Company reported that it had successfully completed a work program on our 100% owned Coronation Gold Property in the Slocan Silver Camp of British Columbia. Samples collected during the work program returned assay values as high as 25.9 grams (0.83 ounces) and 17.45 grams (0.56 ounces) per tonne gold, and 2,590 grams (83.27 ounces) and 479 grams (15.4 ounces) per tonne silver.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

As of September 30, 2012, the end of the nine month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

NORTH BAY RESOURCES INC.
Date: November 9, 2012	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)

10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(26)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on October 3, 2012, and incorporated by this reference as an exhibit to this Form 10-Q.