Form 10-K
period 2012-12-31
NORTH BAY RESOURCES INC
filed 2013-03-28
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012):  $5,839,500*

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 107,367,088 as of March 26, 2013.

*As reported on the Over-the-Counter Bulletin Board (OTCBB). Excludes 16,206,474 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The OTCBB and OTCQB are centralized quotation services that collect and distribute market maker quotations for securities traded in the over-the-counter market. They display real-time quotes, last-sale prices, and volume information for many over-the-counter securities that are not listed on the Nasdaq Stock Market or a national securities exchange. However, they are not recognized as an established trading market for securities. The registrant’s common stock trades on the OTCQB and OTCBB.

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING THIS FILING

This filing reflects the restatement of our quarterly reports for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012, as well as for the annual report for the year ended December 31, 2011.  The restatements concern certain costs to improve the Ruby Mine, including tunnel/infrastructure and access road improvements, which had been previously capitalized on our balance sheet. The Company has determined that said development and construction costs should have been expensed rather than capitalized, which has led to the aforementioned restatements. These restatements should be read in conjunction with our previously filed annual report on Form 10-K for the year ended December 31, 2011, and our quarterly reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  Please see Note 19 to our financial statements herein for further information.

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

 (1) The acquisition of a mining property in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  As of July 1, 2012 when new regulations became effective in British Columbia, the registration fee to stake a claim in British Columbia is now $1.75 per hectare. Prior to July 1, 2012, when most of the Company’s properties were staked, the registration fee was $0.40 per hectare.  The initial term of any claim staked is one year.   This term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $5 per hectare per year for the first 2 years, $10 per hectare per year for the next 2 years, $15 per hectare per year for the following 2 years, and $20 per hectare per year for each year thereafter. For placer claims, the annual work expenditure is $20 per hectare. In the event no work is performed by the anniversary date of each claim, the claims may be extended for up to one year at a time by paying twice the applicable work commitment as a fee to the Province of British Columbia, which is referred to as Cash In Lieu Of Work (“CIL fee”). These fees are the responsibility of the Company to maintain our mineral or placer rights in good standing.

(2) As of January 19, 2012, the Company has a Memorandum of Understanding (“MOU”), as amended, with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum and Monte Cristo projects.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  A mining permit for the Fraser River Project was issued on June 25, 2012, but as of the date of this report a definitive agreement with PWC has not yet been signed.  As of the date of this report, the Company continues to own and control 100% of the project. In the interim, the Company has engaged PWC as an independent contractor to initiate mining operations, and the Company does not presently expect that a definitive JV agreement with PWC will be forthcoming.

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou"), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of the agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  This regulatory approval has been received, and the initial consideration has been paid.  An additional $50,000 cash and 500,000 shares of Caribou stock are due upon the first anniversary of the agreement, and a $175,000 cash payment is due upon the second anniversary of the agreement.  In addition to the consideration received, North Bay shall be granted a royalty equal to 2% of net smelter returns ("NSR"). At any time up to the commencement of commercial production, Caribou may purchase one-half of the NSR (being 1%) in consideration of USD $1,000,000 payable to North Bay, such that North Bay will then retain a 1% NSR.

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

The Company also plans on generating revenue through mining once commercial operations begin on any of its properties.  Towards this end, the Company has acquired the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price was $2,500,000, of which $510,000 in cash and stock was paid as of the closing date of July 1, 2011, and the remaining $1,990,000 is a seller-financed mortgage at a 3% interest rate per annum.  The balance due on the mortgage is $1,774,822 as of December 31, 2012.  The mortgage was to be paid in full on or before December 30, 2012, which has been extended to June 30, 2013 pursuant to an amendment to the agreement executed on December 12, 2012.  As part of the terms of acquisition, the seller received 10 million shares of the Company’s common stock with a market value of $150,000 as of the day the agreement was signed, and which was then applied to the purchase price.  The seller has also been granted 10 million 5-year warrants exercisable at 2 cents, 2 million 5-year warrants exercisable at 9 cents, and 2 million 5-year warrants exercisable at 10 cents.

This is an arms-length transaction, and there is no family or other relationship with any affiliate of the seller, Ruby Development Company, with any officer, director, or affiliate of North Bay Resources Inc.

Operational funding for the Ruby project of up to $7.5 million is expected to be provided through the federal EB-5 program described below.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on loans and our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover our acquisition costs.

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

Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG up to $50,000 as its share of the startup expenses.  In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on loans as well as our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.   As of December 31, 2012, the Company has paid a total of $37,216 in startup expenses incurred by ACG to prepare and file EB-5 applications with USCIS.  These expenses have been paid in full, in cash, and as such there will be no convertible debenture issued in connection with this agreement. As of December 31, 2012, no shares have been or will be issued in connection with this agreement.

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

The Company notes that its intention to utilize EB-5 funding is a matter of economics and the success of the Ruby Project itself is not exclusively contingent on the EB-5 financing heretofore disclosed. Unless and until all of the milestones related to USCIS approvals for EB-5 are achieved and funds are received, the Company may elect to accept alternative funding should a suitable funding source be identified and acceptable terms negotiated.  As of the date of this report, the EB-5 funding remains pending, and there is no guarantee that it will be completed.

On November 1, 2011, the Company agreed to option the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  On July 11, 2012, the Company executed an amendment to the Taber Mine Option Agreement to extend the option for one additional year. The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.  As of the date of this report, no decision has yet been made regarding the exercise of the Taber option.

Our CEO, Mr. Perry Leopold owns 100 shares of the Company’s Series I Preferred Stock. Each outstanding share of the Series I Preferred Stock represents its proportionate share of eighty percent (80%) of all votes entitled to be voted and which is allocated to the outstanding shares of Series I Preferred Stock and therefore Mr. Leopold is able to control the outcome of most corporate matters on which our shareholders are entitled to vote. These shares are not convertible into common stock or any commodities. The Series I Preferred Stock was issued in February 2007. These shares were issued to our Chief Executive Officer, Mr. Perry Leopold, in February 2007 as an anti-takeover measure to insure that Mr. Leopold maintains control of the Company during periods when the Company’s stock may be severely undervalued and subject to hostile takeover in the open market.  As specified in the Certificate of Designation filed by the Company with the Delaware Secretary of State in February 2007, ”the outstanding shares of Series I Preferred Stock shall vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series I Preferred Stock outstanding and as long as at least one of such shares of Series I Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders.  Each outstanding share of the Series I Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series I Preferred Stock”.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $13,475,848 as of December 31, 2012. In addition, we have a working capital deficit of $3,842,373 as of December 31, 2012. We had net losses of $2,119,706 and $1,045,749 for the years ended December 31, 2012 and 2011, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2012 the accumulated deficit attributable to CEO stock awards, including previous management, and valued according to GAAP, totals $2,558,535 since inception in 2004. As of December 31, 2012 the accumulated deficit attributable to CEO compensation is $884,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the seven years since 2006 consists of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, $90,000 in 2011, and $116,000 in 2012.  These cash expenditures are also included in the accumulated deficit.

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

Item 2.               Properties

The Ruby Property

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which was to be paid in stages extending to December 30, 2012, which has since been extended to June 30, 2013. Terms of the Ruby agreement provide for an initial option period of 5 months that expired on January 31, 2011, at which time we elected to extend the option for a second 5 month period, expiring on June 30, 2011.  On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 10,000,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  In addition, in compliance with the agreement dated September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 31, 2015, of purchasing up to 10 million shares of stock at two cents ($0.02) per share, and in compliance with a second amendment to the Option Agreement dated April 22, 2011, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  These later warrants are valid until May 1, 2016.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note was due on or before December 30, 2012.  Pursuant to an amendment executed on December 12, 2012, the note maturity has been extended to June 30, 2013, and monthly mortgage payments in Q1 2013 have been reduced to $10,000 per month.  In consideration of said extension, the Company made a $50,000 principal payment on December 27, 2012. Monthly payments as of April 1, 2013, were set to increase to $85,000 per month. . Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC at least 50% of the funding received until the note is paid off in full.  As of December 31, 2012, the outstanding balance due on the note is $1,774,822. During 2012 the Company issued an additional 2 million 5-year warrants to RDC in consideration for reducing the Company’s monthly mortgage payments on the Ruby Mine property. Said warrants give RDC the right to purchase up to 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share.  As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,618 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which the $171,618 in reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been paid and extinguished.  As of December 31, 2012, interest accrued to the Reclamation Bond has increased its current value to $172,499.

It is expected that the aggregate total of warrants related to this transaction will be dilutive to shareholders by adding up to 14 million shares onto our outstanding share total in the event that all the warrants are exercised. The actual dilution is dependent upon whether or not any of the warrants are exercised prior to their expiration dates.

Operational funding for the project of up to $7.5 million is expected to be provided through the federal EB-5 program described previously.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on loans and our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to meet our obligations.

The Ruby purchase agreement includes the subsurface mineral rights to 2 patented claims comprising 435 acres, and 30 unpatented claims comprising approximately 1,320 acres.  All of the unpatented claims in the property package are in good standing through August 31, 2013 with both the BLM in Sacramento and Sierra County in Downieville, CA. Annual BLM claim fees are currently $10,640 per year.  Sierra County property taxes are currently $26,220 per year. As of December 31, 2012 and the date of this report, all BLM fees and Sierra County property taxes have been paid and are current.  The Ruby Mine is permitted(3) for underground exploration, small scale development and small scale production.

Claim Name	Type	Acres(1)	Good Until(2)
Guatemala	Patented	147	-
Extension Placer Mining Claim	Patented	288	-
Wisconsin Placer Mining Claim	Unpatented	180	September 1, 2013
Wisconsin Extension Placer Mining Claim	Unpatented	159	September 1, 2013
Garnet Placer Mining Claim	Unpatented	75	September 1, 2013
Ruby Quartz Mining Claim	Unpatented	20	September 1, 2013
Diamond Quartz Mining Claim	Unpatented	20	September 1, 2013
Sapphire Placer Mining Claim	Unpatented	2	September 1, 2013
Gold Channel Placer	Unpatented	150	September 1, 2013
Black Channel Placer	Unpatented	60	September 1, 2013
Topaz Placer Mining Claim	Unpatented	160	September 1, 2013
Irene Placer Mining Claim	Unpatented	140	September 1, 2013
Opal Placer Mining Claim	Unpatented	160	September 1, 2013
Ruby Lode No. 7	Unpatented	20	September 1, 2013
Ruby Lode No. 8	Unpatented	20	September 1, 2013
Ruby Lode No. 16	Unpatented	20	September 1, 2013
Ruby Lode No. 17	Unpatented	20	September 1, 2013
Ruby Lode No. 18	Unpatented	20	September 1, 2013
Ruby Lode No. 19	Unpatented	20	September 1, 2013
Ruby Lode No. 20	Unpatented	20	September 1, 2013
Ruby Lode No. 27	Unpatented	20	September 1, 2013
Ruby Lode No. 28	Unpatented	20	September 1, 2013
Entry Lode Mining Claim	Unpatented	20	September 1, 2013
Entry Extension Lode Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 1 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 2 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 3 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 4 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 5 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 6 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 7 Placer Mining Claim	Unpatented	20	September 1, 2013
Golden Bear 8 Placer Mining Claim	Unpatented	20	September 1, 2013

 (1) The sum total of the acreage of the unpatented claims is 1,506 acres.  However, as some placer claims overlap lode claims, the true acreage of the unpatented claim area is known to be approximately 1,320 acres, for a total property extent of approximately 1,755 acres including the subsurface patented claim area.

 (2) September 1, 2013 represents the “Good Until” date of the Ruby unpatented claims. In order to maintain a mining claim in California in good standing, the claim holder must perform annual work having a minimum cost of $100 or, alternatively, pay to the U.S. Bureau of Land Management (”BLM”) an annual maintenance fee of $140.  Patented claims have no “Good Until” date, and instead are only subject to local and state taxes.  As of September 1, 2012, $10,640 was paid to maintain the unpatented claims, and $26,220 was paid in property taxes to maintain the unpatented and patented claims in good standing.

 (3)  The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2012, which was paid to the State Water Resources Control Board in December 2012.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $172,499 is also in place.

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

The Brush Creek Mining and Development Company, Inc. (“Brush Creek”) acquired the Ruby in 1990.  From 1990 through 1995, Brush Creek rehabilitated and re-timbered approximately one and one-quarter miles of horizontal haulage tunnel supports and a 210 foot vertical shaft for access and mine safety, constructed a new wash plant and quartz mill, built underground roads for use by diesel loaders, installed a hoist and constructed a new sixty-foot steel head frame over the Lawry Shaft at the Ruby Mine, installed a complete underground ventilation system and electrical system at the Lawry Shaft, constructed a new waste water treatment system for use at the mill site, and modified and enlarged the structures at the mill site.  According to their SEC filings, Brush Creek’s total investment in the Ruby was $4,554,575 as of June 30, 1997, including $2,251,714 of development costs, and $1,975,525 of mining equipment.  Production during this period was limited.  From December 1992 until July 1993 an estimated 7,300 tons of mineralized material was mined, resulting in the recovery of approximately 200 ounces of gold.  Brush Creek stated that these preliminary results were too small to be a reliable representative sample of the expected placer grades.  In 1994, approximately 400 tons were mined from the Lawry channel, at an average grade of 0.2 ounces per ton.  By 1995, mining operations were suspended, and except for limited periods of sporadic activity over the next few years, the mine was put on care and maintenance. Brush Creek briefly resumed operations in 1998, driving a development tunnel in the south Lawry Shaft workings. Due to low metal prices, the property was eventually forfeited and returned to the Ruby Development Company, who has maintained the property and permits since 1998.

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

Permits in place include a Plan of Operations, a Phase I Environmental Site Assessment, a Water Order, and a Reclamation Plan secured by over $172,499 in Reclamation Bonds. The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2013, which was paid to the State Water Resources Control Board in December 2012.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $172,499 is also in place.

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

The initial work will concentrate on rehabilitating the Ruby Tunnel, renovating the Ruby Mill, improving the infrastructure, and getting the Ruby Mine facilities and equipment into good working order.  The Company began rehabilitation of the Ruby Tunnel in October, 2011.  This work is expected to be completed in Q2, 2013.  As of December 31, 2012, construction and renovation costs directly related to the Ruby Tunnel rehab and excluding permitting and regulatory expenses totaled $446,646.

The Pilot and Mount Vernon Channel targets are projected to lie in the near vicinity of the existing Lawry Shaft workings, so active exploration tunneling ("drifting") with air-powered slushers and trackless loaders ("LHD's") is expected to be underway shortly after mining operations begin.

Construction of the 1,500 foot Deep Rock Creek Project access tunnel can also begin once mining operations commence. This tunnel will be a tracked haulageway. The rate of progress will be determined by the amount of time required to complete the maintenance program in the Ruby Tunnel beyond the "Daylight Turn" where the Deep Rock Creek Access Tunnel begins. This maintenance will also be required prior to constructing the Big Bend Raise to the Black Channel workings.  This maintenance work is expected to be completed in Q2, 2013.

The mining plan anticipates a "herring bone" drift pattern for development of the channels. A central tunnel (known as a "drift") will be driven following the gut (deepest part) of the channel. This drift will be continued until the end of the channel is reached and the length of the resource has been defined. Regularly spaced crosscuts (known as "crosscut drifts") will be driven out on each side of the central drift to determine the width of the channel.

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

The north and south ends of the mine are connected underground, which facilitates natural ventilation and provides an exit at both ends.

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

Description of the Mining Process

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

(b) Selective mining (“breasting”) during the retreat, using the drift as the main haulage-way and leaving pillars of lower grade material. This is facilitated by careful mine planning based on the geometry of the channel and the grade distribution ascertained from the development phase.

Description of the Recovery Process

The mined gravel (“muck”) is transported from the mine along the tracked haulageway to the mill and dumped into the ore bin directly above the gravity separation washing plant.  The wash plant is a closed-circuit system which recycles the wash water.  The gravel is scraped onto a feed belt which elevates and dumps the material into the scrubber (trommel -- a large, inclined metal cylinder).  Water is added and the scrubber is rotated in a clockwise direction at twelve revolutions per minute to thoroughly wash the gravel.  Retaining rings inside the scrubber catch the larger gold nuggets.  The washed gravel is discharged through slots in the final section of the scrubber that serve as a sizing screen. All plus 3/4 inch material is rejected to the coarse material belt which moves the reject gravel to the stacker belt for transport.

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

For the year ended December 31, 2012, the Company paid the Province of British Columbia an aggregate of $68,536 USD in registration and claim maintenance fees to maintain our properties in good standing.  For the year ended December 31, 2011, these fees totaled $72,495 USD.

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

Principal Canadian Properties

The following table shows the Company’s principal target properties in British Columbia, Canada, which in aggregate comprise 110 claims that cover 36,996 acres (14.978 hectares).  The Company owns additional claims throughout British Columbia, but most of these others have not as yet been aggregated into identifiable properties, are currently not considered material, or are expected to expire on their termination dates and no longer held.  As of December 31, 2012, our total holdings are 234 claims encompassing 76,404 acres (30,933 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has an active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition.

Properties are labeled as such when individual claims that are either contiguous with each other or in close proximity can be aggregated and identified with a known mineral or placer resource. As of December 31, 2012, the total cash cost to acquire the properties listed below is $16,311, consisting of $6,436 in staking fees paid to the Province of British Columbia, and $9,875 paid in 2006 to an individual to acquire the Monte Cristo.  If every claim is maintained for the next year, the projected expense would be a minimum of $81,265.  In keeping with Company practices, some non-strategic claims may be allowed to lapse, and possibly re-staked afterwards, resulting in a considerable saving from the maximum projected annualized cost.  As well, any of these properties that become the subject of options or joint-ventures with other companies will see their projected maintenance costs transferred to the prospective partner company for the duration of the contract. The table below shows the cash acquisition cost of each property and the annualized projected cost (or carrying cost) of maintaining the properties in good standing.  All dollar amounts in this table are expressed in Canadian dollars, and the actual expense to the Company in terms of US dollars, when actually paid, can be as much as 10% lower or higher, depending on the foreign currency exchange rate on the day any payment is recorded.

Property Name	Area (hectares)	Acquisition Cost	Minimum Work Requirement (Annualized)**	Exploration Expenditures To Date
ARGO GOLD	463	$185	$2,315	$-
BOULEAU CREEK GOLD	1,900	760	9,500	12,926
CHERRY GOLD	1,138	480	5,690	-
MT. WASHINGTON/CONNIE HILL	2,629	1,052	13,145	-
CORONATION GOLD	604	242	3,020	10,732
FAWN	407	163	2,035	-
GOLD HILL PROJECT	1,920	1,173	9,600	-
LOUGHBOROUGH GOLD	288	115	1,440	-
LYNX GOLD	622	249	3,110	-
MONTE CRISTO*	333	9,875	6,660	18,082
NEW ESKAY CREEK	2,400	832	12,000	-
PINE RIVER VANADIUM	330	132	1,650	-
RACHEL GOLD	337	135	1,685	-
TULAMEEN PLATINUM	231	92	1,155	-
FRASER RIVER PROJECT	413	826	8,260	59,268
Total	14,015	$16,311	$81,265	$101,008

*With the exception of the Monte Cristo which was acquired from another party, as described below, all of the Company’s properties in British Columbia were acquired as a result of the direct staking of located claims by Company personnel and payment of the statutory registration fees to the Province of British Columbia.

** If no work is performed by the anniversary date due, a claim may be maintained in good standing by paying a Cash In Lieu of Work Fee (“CIL”) to the Ministry of Mines equal to twice the annual minimum work requirement.

Prior to July 1, 2012, the registration fee for staking new claims in British Columbia was $0.40 per hectare for a mineral claim, and $2.00 per hectare for a placer claim.  On July 1, 2012, registration fees for newly-staked claims were raised to $1.75 per hectare for a mineral claim, and $5.00 per hectare for a placer claim. The initial term of any claim staked in British Columbia is one year.  As of July 1, 2012, this term may be extended for up to 10 years at a time by filing a statement of work showing minimum expenditures on a mineral claim of $5 per hectare per year for the first 2 years, $10 per hectare per year for years 3 and 4, $15 per hectare per year for years 5 and 6, and $20 per hectare per year for each year thereafter. For a placer claim, the minimum expenditure is $20 per hectare.  If work is not performed on the subject claims, the registrant can pay a cash-in-lieu fee (“CIL”) to British Columbia equal to twice the minimum work expenditure due to maintain the claim in good standing.

The Company owns a 100% undivided interest in the mineral rights underlying these properties, the surface of which is owned, in most instances, by the Province of British Columbia, also known as Crown Land. Our registered claims convey to us the mineral rights for mining-related purposes only, and while our rights allow us to use the surface of a mineral claim for mining and exploration activities, our claims do not convey any residential or recreational rights to the Company.

All of the properties described below are without known proven or probable reserves, and are exploratory in nature.

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

The Fawn Property was the subject of a joint-venture with Silver Quest Resources Ltd (TSX-V: SQI) (“Silver Quest”) from October 15, 2009, until December 17, 2011, when it was terminated.

Coronation Gold is located near Memphis Creek, 6 kilometres northeast of Slocan in southeastern British Columbia.  The property covers 604 hectares (1,493 acres and includes five other past-producing mines; the Colorado, the Homestake, the V&M, the Sapphire, and the Senator mines.

MineralTitles OnlineBC

CORONATION GOLD

CORONATION GOLD
921749
976759
648243
625343
766983
666145
678530
603844
769943
605428
564792
544562
603845
773182
773162
607060
525833
991828
898161
604965
1010924
855199
855179
855191
999862
998166
257292
998128
999882
514022
514023
699945
855151
885069
986342
645540
BCC 05003
82F.083
82F.084
82F.074
82F.073
PIT
0
850
1700 m.
Map center: 49° 49' 41" N, 117° 25' 35" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vancouver
Victoria
Trail

Legend

MINFILE Status

- Producer
- Past Producer
- Developed Prospect
- All others
- Indian Reserves
- National Parks
- Conservancy Areas
- Parks
- Federal Transfer Lands
- MTO Grid (MTO)

Mineral Tenure (current)

- Mineral Claim
- Mineral Lease

Mineral Reserves (current)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- First Nations Treaty Related Lands
- First Nations Treaty Lands
- Survey Parcels
- BCGS Grid

Contours (1:250K)

- Contour - Index
- Contour - Intermediate

Scale: 1:48,206

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: MAP AS OF JAN 12, 2013

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

In July 2012 the Company conducted an exploration program at Coronation Gold under the supervision of Mr. Dan Oancea, P.Geo. Prospecting, sampling and a short geophysical survey were undertaken over two prospective parts of the property. Samples were collected from mineralized host rocks and vein materials. Seven of these samples were sent to ALS Chemex Labs in Vancouver for analysis, and the most significant assays have been reported as follows:

•	C05 (0.36 kg sample): 1.53 g/t gold, and 265 g/t silver;
•	C07 (0.10 kg sample): 25.9 grams g/t gold, and 2,590 g/t per tonne silver;
•	C08 (0.26 kg sample): 17.45 g/t gold, and 479 g/t per tonne silver.

The Company considers these results to be entirely consistent with previous assessments as well as the historical ore grades from the 6 past-producing mines on the property, all of which are in close proximity. Accordingly, we believe Coronation Gold to be a property of merit that justifies further follow up work. We intend to engage a new joint-venture partner to fund continued exploration.  There is no guarantee the Company will be successful in this effort.

Fraser River Project is located along the Fraser River, 3 kilometres northwest of the village of Lytton in south-central British Columbia. The property covers 413 hectares (1,020 acres) on both sides of an area known as the Van Winkle Bar.  As documented in British Columbia Open File 1986-7 and BC MINFILE 092ISW078, platinum and iridium are known to occur in the black sands of Van Winkle Bar.

MineralTitles OnlineBC
FRASER RIVER PROJECT
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
Placer Tenure (current)
Placer Claim
Placer Lease
Placer Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
MTO Grid (MTO)
First Nations Treaty Related Lands
First Nations Treaty Lands
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Scale: 1:42,836
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Kamloops
Trail
Vancouver
Victoria
LYTTON 9A
HALHALAEDEN 14
HALHALAEDEN 14A
STRYEN 9
LYTTON 9B
INKLUCKCHEEN 21B
INKLUCKCHEEN 21
LYTTON 21A
NUUAUTIN 2B
NUUAUTIN 2
NUUAUTIN 2A
KLEETLEKUT 22 TANK
KLEETLEKUT 22A
TWO MILE CREEK 1S
TWO MILE CREEK 1A
NOHOMEEN 23
LYTTON 27B
PAPYUM GRAVEYARD 27C
PAPYUM 27
NGWYU'YEMC 36
BCC 05039
BCB 97027
BCC 06039
PIT
1014614
929962
349115
575011
545980
329575
575009
955697
572387
941069
572354
520750
981924
1014550
1014581
987682
0 750 1500 m
Map center: 50° 16' 0" N, 121° 36' 41" W
This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.
Notes: MAP AS OF JAN 12, 2013. NORTH BAY CLAIM AREA (PLACER) IS IN YELLOW.

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

In October 2011, the Company signed a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  On June 24, 2012, a mining permit was issued by the Ministry of Mines, and operations have commenced.  As of the date of this report, a definitive agreement has not yet been signed with PWC, and the Company continues to control 100% of the property.

During the first week of March, 2012, an exploration and soil sampling program on the Fraser River property was conducted under the supervision of Ms. Agathe Bernard, B.Sc. to further block out and assess the deposit area. The sampling occurred at the margins along a boulder area that runs north to south, with each sample consisting of 0.3 cubic yards of material. The samples were collected and shipped to ALS Labs in Vancouver for analysis, and the assay results received from the first 7 samples analyzed were as follows:

SAMPLE	Au	Pt
DESCRIPTION	(g/t)	(g/t)
PS12-VW1-120312	2.36	0.008
PS12-VW2-120312	0.11	0.025
PS12-VW3-120312	0.493	nil
PS12-VW4-120312	1.625	0.005
PS12-VW5-120312	3.26	nil
PS12-VW6-120312	5.68	0.206
PS12-VW7-120312	2.59	0.427
AVERAGE	2.303	0.096

The Company notes that these samples were all unconcentrated, consisting only of raw in-place bank material. As such, these raw samples represent what would be expected from one bank cubic yard of gravel.

Pursuant to the issuance of a mining permit on June 24, 2012, the Company began operations at the Fraser River Project on October 23, 2012, to begin the excavation of test pits.  Operations were suspended for the winter in December, 2012, and are expected to resume in Q2 2013.

The Gold Hill Project is located due west of the village of Salmo in southeastern British Columbia, and presently covers 1,920 hectares.

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

Bouleau Creek Gold is a road-accessible property covering 1,900 hectares and is located 26 kilometres west of Vernon in southeastern British Columbia.

With the exception of tenures 578838 and 579151, the Bouleau Creek Property was acquired by the direct staking of claims by the Company and payment of the required registration fees to the Province of British Columbia. Tenures 578838 and 579151 were gifted to the Company by Speebo, Inc., a private company controlled by our Chief Executive Officer, Perry Leopold.

MineralTitles OnlineBC

BOULEAU CREEK GOLD

739282
579151
787043
844890
733322
578348
844888
988923
988944
988943
988942
988946
844892
514526
561342
514485
849223
849225
739022
1010947
1010825
739502
259182
515322
562987
849222
988902
988922
988945
517059
517127
1010835
1013861
844546
955356
955353
955354
1010911
844544
849228
1012657
835909
835915
990305
1011503
946051
509081
988962
0 1300 2600 m.
Map center: 50° 15' 28" N, 119° 37' 26" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

MINFILE Status

- Producer
- Past Producer
- Developed Prospect
- All others

Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
MTO Grid (MTO)

Mineral Tenure (current)

- Mineral Claim
- Mineral Lease

Mineral Reserves (current)

- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others

First Nations Treaty Related Lands
First Nations Treaty Lands
Survey Parcels
BCGS Grid
Contours (1:250K)

- Contour - Index
- Contour - Intermediate

Scale: 1:74,585

This map is a user generated static output from an internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: MAP AS OF JAN 12, 2013. NORTH BAY CLAIMS ARE IN YELLOW.

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

The Company intends to do a follow up exploration program during the 2013 season. The Company also intends to engage a joint-venture partner to fund further development of the project.  There is no guarantee the Company will be successful in this effort.

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

The Monte Cristo Property is located in a wide section of the Lillooet River Valley, approximately 31 kilometers northwest of the north end of Harrison Lake in south-central British Columbia.  It covers 333 hectares (820 acres).

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

On February 14, 2012, an exploration and sampling program on the Monte Cristo property was conducted under the supervision of Ms. Agathe Bernard, B.Sc.. The initial goal of the work program was to verify the presence of submicron size metals in the sand material along the Lillooet River, which was previously indicated by work conducted in 1970 by G.L. Kirwin, B.Sc., and J.M. Ashton, P.Eng., as documented in BC Assessment Report 2589. Instead, the crew unexpectedly found an abundance of visible gold, with some particles as large as one millimeter.

The first 17 samples of black sand were concentrated on site using a Keen concentrator and reduced in volume by approximately 20 to 1000 times to concentrate the fine part of the sample. The concentration was supervised by Ms. Bernard, and the samples were sent to ALS Labs in Vancouver for analysis. The assay results are reported as follows:

SAMPLE	Weight	Au	Au	Ag	Ag	Pt	Pd
DESCRIPTION	kg	g/t	g/t (diluted)**	g/t	g/t (diluted)**	g/t	g/t
PS17-120216	0.12	75.3	3.77	20.2	1.01	nil	0.003
PS01-120215	0.04	NSS*	NSS	NSS	NSS	NSS	NSS
PS02-120215	0.06	79.8	3.99	0.06	0	nil	0.002
PS03-120215	0.04	71.7	3.59	nil	nil	nil	0.001
PS04-120215	0.08	5.66	0.28	23	1.15	0.012	0.005
PS05-120215	0.16	3.32	0.17	1.84	0.09	nil	0.003
PS06-120215	0.12	27.4	1.37	nil	nil	nil	0.003
PS07-120215	0.02	65.3	3.27	2.18	0.11	nil	0.006
PS08-120215	0.02	71.3	3.57	nil	nil	nil	0.004
PS09-120215	0.08	9.47	0.47	4.13	0.21	nil	0.002
PS10-120215	0.06	0.76	0.04	0.09	0	nil	0.003
PS11-120215	0.08	1.76	0.09	0.24	0.01	0.005	0.004
PS12-120216	0.14	112.5	5.63	nil	nil	nil	nil
PS13-120516	0.04	60.8	3.04	nil	nil	nil	0.003
PS14-120216	0.06	8.94	0.45	nil	nil	0.067	0.004
PS15-120516	0.1	114	5.7	nil	nil	nil	nil
PS16-120216	0.08	74.8	3.74	65.1	3.26	nil	nil

* NSS is non-sufficient sample size
** As the samples were concentrated, only the very fine and heavy particulate were analyzed. This magnifies the values from real concentration 20 to 1000 times. The estimated diluted values indicate what would be expected from a raw bank cubic yard of material prior to concentration processing.

In January 2012, prior to the above described work program, the Company amended its aforementioned Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to include a joint-venture on the Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  The Monte Cristo permits have been applied for, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming, or that the joint-venture will be successful.

The Mt. Washington/Connie Hill Property is located on Vancouver Island, approximately 15 kilometres northwest of Courtenay in southwestern British Columbia, and presently covers 2,629 contiguous hectares (6,493 acres). The property extends from Constitution Hill and Wolf Lake southwest towards Mount Washington, and includes several zones of mineralization for 10 kilometres along Murex Creek to Mt. Washington, including the Lupus, Ideal, Murex, Oyster, and the southern portion of the Domineer deposits at Mount Washington.

As documented in British Columbia government records, the property is known to contain gold, silver zinc, copper, and lead mineralization.  A sample of the zone material taken from the Lupus showing across 0.90 metres assayed 4.42 grams per tonne gold, 20.57 grams per tonne silver, 0.60% zinc, 0.15% copper, 1.59% lead and 0.01% arsenic (Source: MINFILE 092F 308).

The Murex zone is on the northeast slope of Mt. Washington, and represents an area of mineralization covering approximately 700 by 700 metres, with an estimated depth of 175 metres. It has been previously tested by a number of diamond-drill holes by several previous operators, with a 4 metre section of core assaying 4.08 per cent copper, 32.91 grams per tonne silver and 6.31 grams per tonne gold. A total of five zones have been identified within the Murex deposit, labeled Zones A, B, C, D, and E. Drilling on the Murex by Noranda in 1988 yielded significant intercepts, as follows (Sources: MINFILE 092F 206, BC Assessment Report 30010):

•	NMX-88-17 yielded 0.25m. @ 3.7 g/t gold, 46 g/t silver and 9.7% copper from 196.5 to 197.21 m. from a massive sulphide vein in Zone A

•
NMX-89-25 yielded 4.0 m. @ 6.5 g/t gold, 30 g/t silver and 4.1% copper from 29 to 33m., including: 1.0 m. @ 21 g/t gold, 71 g/t silver and 9.3% copper from 29 to 30 m. in a massive sulphide vein in basalt with pyrrhotite, chalcopyrite and pyrite

•	NMX-89-26 yielded 6.5 m. @ 0.23 g/t gold, 7.3 g/t silver and 1.1% copper from 16.2 to 22.7 m. in a siliceous basaltic breccia with pyrrhotite and chalcopyrite

The Oyster zone is situated approximately 3 km north of Mt. Washington. Drilling and sampling documented in a 2008 NI 43-101 Technical Report by the previous operator, Bluerock Resources, documents a 43 centimetre section of core that assayed 2.78 grams per tonne gold, 6.86 grams per tonne silver, and 0.07% copper (Sources: MINFILE 092F 365, BC Assessment Report 30010).

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

The Lynx Gold Property covers 622 hectares (1,536 acres) and is located approximately 75 miles southeast of Vernon in southeastern British Columbia.

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

Cherry Gold is a road-accessible property that covers 1,138 hectares (2,811 acres) located 9 kilometres east of Cherryville in southeastern British Columbia.

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

Pine River Vanadium covers 330 hectares (815 acres) and is located in the Pine River Valley of north-central British Columbia, approximately 700 kilometres northeast of Vancouver and about 600 kilometres northwest of Edmonton, Alberta.  While its location is remote, the property has excellent infrastructure with regard to both transportation and energy.  A paved highway passes through and alongside the claims, which also runs parallel with the Pine River.  The B.C. Railway crosses on the opposite side of the valley as does the Peace River Power transmission line. Natural gas and oil pipelines also follow the highway through the valley.

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

New Eskay Creek is located in northwestern British Columbia, approximately 70 kilometres north of Stewart, and consists of 2,400 hectares (5,927 acres).  Road access is provided by the Eskay Creek Mine Road, which extends from the Stewart-Cassiar Highway at Bob Quinn Lake and traverses through the western portion of the Company’s claims before it reaches the Eskay Creek Mine.

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

Item 4.               Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 and is incorporated by reference into this Annual Report

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 4, 2011, our Common Stock has been traded on the Over the Counter Bulletin Board ("OTCBB") and OTCQB, under the symbol NBRI.OB.  Prior to that, our Common Stock was traded on the Pink Sheets under the symbol NBRI.PK.  The Pink Sheets are not recognized as an established public trading market

The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock traded on the OTCBB and OTCQB for the fiscal years ended December 31, 2012 and December 31, 2011, and on the Pink Sheets for the fiscal years ended December 31, 2010. The quotations are split-adjusted and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2012	High	Low
First Quarter	$0.14	$0.075
Second Quarter	$0.10	$0.052
Third Quarter	$0.11	$0.055
Fourth Quarter	$0.074	$0.041

Fiscal Year 2011	High	Low
First Quarter	$0.09	$0.026
Second Quarter	$0.22	$0.073
Third Quarter	$0.21	$0.12
Fourth Quarter	$0.19	$0.07

Fiscal Year 2010	High	Low
First Quarter	$0.04	$0.015
Second Quarter	$0.029	$0.0044
Third Quarter	$0.025	$0.015
Fourth Quarter	$0.0475	$0.015

Holders.  As of December 31, 2012, our common stock was held by approximately 1,587 shareholders of record. Our transfer agent is Colonial Stock Transfer Co., Inc., 66 Exchange Place, Salt Lake City, UT  84111, phone number (801) 355-5740. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

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

Recent Sales (Issuances) of Unregistered Securities

During 2012, the Company issued 26,650 shares of common stock for geological services rendered. The shares were valued at $4,000, based on the closing market price on the date of invoice.

During 2012, 150,000 5-year warrants were issued to Tangiers Investors, LP as part of a loan agreement for $50,000 dated May 16, 2012.

During 2012, 150,000 5-year warrants were issued to Tangiers Investors, LP as part of a loan agreement for $25,000 dated May 30, 2012.

During 2012, 750,000 5-year warrants exercisable at $0.07 and 750,000 5-year warrants exercisable at $0.14 were issued to Tangiers Investors, LP as part of a loan agreement for $100,000 dated June 19, 2012.

During 2012, the Company issued 90,000 restricted shares of common stock for services rendered.

During 2012, the Company issued 85,000 restricted shares of common stock as a commission paid to Carter Terry & Company, a registered broker-dealer, pursuant to a loan transaction with Tonaquint, Inc.  The shares were valued at $5,610 based on the closing market price on the date of grant.

During 2012, the Company issued 500,000 shares that had been previously recorded as stock payable pursuant to a notice of exercise received in 2011 on 500,000 warrants issued to Tangiers Investors, LP on December 30, 2010.

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

On July 1, 2011 we acquired the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations in the United States. Operations commenced at the Ruby Mine during Q4 2011 to rehabilitate the Ruby Tunnel and renovate the infrastructure.  This work is still ongoing, but there is no guarantee that mining operations will begin, or that our mining operations will be successful.

With the exception of the Fraser River Project, we currently do not control any properties with active or imminent mining operations in Canada. Operations commenced at the Fraser River Project on October 23, 2012, to begin the excavation of test pits, but there is no guarantee that commercial production will begin, or that our mining operations will be successful.

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

As of Nov 19, 2012, the Company announced TSX approval of a previously announced option agreement with Caribou King Resources Ltd.on the Company's Willa Claims in southeastern British Columbia.  Under the agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of $232,500 USD in cash and issuing 1,000,000 shares of Caribou common stock. Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the Agreement by the TSX Venture Exchange, which is now effective, $50,000 cash and 500,000 shares are due upon the first anniversary of the Agreement, and a $175,000 cash payment is due upon the second anniversary of the Agreement. In addition to the consideration received, North Bay shall be granted a royalty equal to 2% of net smelter returns ("NSR"). At any time up to the commencement of commercial production, Caribou may purchase one-half of the royalty (i.e., 1%) in consideration of $1,000,000 USD payable to North Bay, such that North Bay will then retain a 1% royalty.

As of December 31, 2012 and December 31, 2011, gains from joint-venture agreements totaled $32,500 and $0, respectively.  Of the $32,500 recognized from joint-ventures in 2012, $7,500 in cash and $25,000 in stock was received from Caribou King Resources Ltd. As of December 31, 2012 and December 31, 2011, cash gains from claim sales totaled $4,500 and $103,000, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

As of December 31, 2011, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  A mining permit for the Fraser River Project was issued on June 25, 2012, but as of the date of this report a definitive agreement with PWC has not yet been signed.  As of the date of this report, the Company continues to own and control 100% of the project. In the interim, the Company has engaged PWC as an independent contractor to initiate mining operations, and the Company does not presently expect that a definitive JV agreement with PWC will be forthcoming.

With the exception of the Ruby Mine and the Fraser River Project, we currently do not control any properties with active mining operations. The Ruby Mine has begun pre-production operations to rehabilitate the Ruby tunnel and the Fraser River Project has begun initial test pit excavations, but there is no guarantee yet that commercial production of gold can commence.

As of December 31, 2012, we own the mineral rights to 234 mining claims in British Columbia encompassing an aggregate of 76,404 acres (30,933 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  The Company is comfortable with maintaining a stated minimum of 150 mineral and placer claims covering an aggregate of 60,000 acres on an annualized basis.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of December 31, 2012.

We currently generate revenue from claim sales and joint-venture agreements.  When we sell a claim, we capture near-term revenue, but forego any possibility of a future revenue stream.  When we enter into a joint-venture, we receive near-term revenue as well as a commitment for future revenue, but since the joint-venture partner has the option to withdraw at any time, we cannot project revenue from a joint-venture into the future.  However, should a joint-venture partner withdraw, we still retain control of the asset, and can therefore enter into another joint-venture with another partner, develop the property ourselves, or else elect to sell the claims.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $13,475,848 as of December 31, 2012. In addition, we have a working capital deficit of $3,842,373 as of December 31, 2012. We had net losses of $2,119,706 and $1,045,749 for the years ended December 31, 2012 and 2011, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2012 the accumulated deficit attributable to CEO stock awards, including previous management and valued according to GAAP, totals $2,558,535 since inception in 2004. As of December 31, 2012 the accumulated deficit attributable to CEO compensation is $884,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the seven years since 2006 has consisted of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, $90,000 in 2011, and $116,000 in 2012.  These cash expenditures are also included in the accumulated deficit.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration and development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, inferred, or possible reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any proven or probable reserves on its mineral properties.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the year ended December 31, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2012, were: Volatility of 94% - 104%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2011	New Issuances	Changes in Fair Values	Balance at December 31, 2012
Level 3 –
Derivative liabilities from:
Conversion features	$-	$98,366	$(16,129)	$82,237
Conversion features – tainted equity	-	37,841	171,130	208,971
Warrants	-	-	205,619	205,619
	$-	$136,207	$360,620	$496,827

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$12,500	$-	$-	$12,500
Totals	$12,500	$-	$-	$12,500

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2012 or 2011.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2012, no options or warrants have been issued for compensation and none are outstanding.  As of December 31, 2012, 16.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of December 31, 2012 was $30,110 net of amortization of $15,639. This includes a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

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

Lattice Valuation Model

The Company valued the conversion features in their convertible notes and tainted warrants using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on conversion prices relative to current stock prices, historic volatility, and estimates on investor behavior. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2012 and 2011, there were 47,532,822 and 37,562,500 common stock equivalents outstanding, respectively.

Results of Operations for the Year Ended December 31, 2012 Compared to Results of Operations for the Year Ended December 31, 2011

Gains from Other Income.  For the twelve months ended December 31, 2012 and December 31, 2011, the Company’s  other income related to mineral claim sales and other income from joint-ventures in British Columbia was $37,000 and $103,500, respectively. The Company has spent $68,536 and $72,495 in mineral property acquisition and maintenance costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees.

Operating Expenses.   For the year ended December 31, 2012, the Company had operating expenses of $1,124,691, which included general and administrative expenses of $339,524 and mining property costs of $591,926.  Operating expenses for the year ended December 31, 2011 were $891,920, which included general and administrative expenses of $345,451 and mining property costs of $265,137.  Our increase in operating expenses was mainly from development and construction costs at the Ruby Mine, and exploration expenditures incurred in British Columbia.

Net Loss.  For the year ended December 31, 2012, we had a net loss of $2,119,706.  Our net loss for the year ended December 31, 2011 was $1,045,749.  The increase in our net loss was attributed primarily to development and construction costs at the Ruby Mine, and increased charges for interest expense and derivative liabilities.

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

In the first quarter of 2013, our mortgage on the Ruby Mine property requires us to make payments of $10,000 per month during the 3 month period from January 1, 2013 through March 31, 2013. As of the date of this report, all required payments have been made, and we are current in our obligations. As of December 31, 2012, the balance due on the mortgage is $1,774,822. The Company expects to satisfy the mortgage and retire the note upon receipt of funding from overseas investors through the federal EB-5 program.  The Ruby project was formally approved as an EB-5 project by USCIS in July, 2011, and as of the date of this report the final phase of the funding overseas is pending.  The Company expects to complete the funding in the near-term, but until that time the Company believes it can rely on loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of December 31, 2012, total current assets were $42,008, which consisted entirely of cash.  As of December 31, 2011, total current assets were $130,870, which consisted of $129,888 of cash and $982 in accounts receivable.

As of December 31, 2012 and 2011, our total current liabilities were $3,884,381 and $2,709,033, respectively. The net increase in current liabilities is primarily due to debt incurred to maintain operations at the Ruby Mine, and related derivative liability exposure.

We had a working capital deficit of $3,842,373 as of December 31, 2012, and a working capital deficit of $2,578,163 as of December 31, 2011.

During the year ended December 31, 2012, operating activities used cash of $892,816 as compared to the twelve months ended December 31, 2011, where we used cash of $575,832 in operating activities. The increase in cash used by operating activities for the twelve months ended December 31, 2012 was due primarily to operational and developmental expenses at the Ruby Mine,

We had a net decrease in cash of $87,880 for the year ended December 31, 2012. Cash flows from claim sales, joint-ventures, and financing activities represented the Company’s principal source of cash for the twelve month period ended December 31, 2012. Cash flows from financing activities during the year ended December 31, 2012 were $790,601, consisting primarily of proceeds from the issuance of stock and convertible debt. During the fiscal year ended December 31, 2011, we received $878,685 from financing activities, consisting primarily of proceeds from the issuance of stock.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $90,324 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on the Note is $109,032, which includes $9,032 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $63,771 for the twelve months ended December 31, 2012. As of December 31, 2012, the outstanding balance due on these Notes is $80,920, which includes $5,920 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $25,634 for the twelve months ended December 31, 2012. As of December 31, 2012, the outstanding balance due on these Notes is $53,106, which includes $3,106 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $20,368 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on this Note is $26,458, which includes $1,458 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $45,349 for the twelve months ended December 31, 2012. As of December 31, 2012, the outstanding balance due on this Note is $103,740, which includes $3,740 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $58,307 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on this Note is $132,825, which includes $6,325 accrued in interest.

On August 2, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. The tainted equity valuation and “OID” totaled $48,272, and $32,231 was amortized during the period ended December 31, 2012. $58,272 of the value was recorded as a discount on debt and $48,272 was added to the derivative liability. As of December 31, 2012, the outstanding balance due on this Note is $116,792 which includes $3,792 in accrued interest.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of December 31, 2012, the Company has drawn $160,000 from this facility.  As of December 31, 2012, the outstanding balance due on this Note is $161,059 which includes $1,059 in accrued interest.

Recent Developments During FY 2012

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

On April 18, 2012, the Company announced that it has acquired via direct staking additional claims that significantly expanded its 100%-owned Connie Hill Property near Mt. Washington on Vancouver Island, British Columbia. The new claims cover several large gold-silver-copper deposits, including the Oyster and the Murex deposits. The Oyster breccia deposit is located approximately 3 km north of Mt. Washington, measures approximately 400 metres in diameter, and is known to be at least 184 metres deep. A recent report from 2008 (Assessment Report 30010) discusses the Oyster at length, and documents that it has been delineated by outcrop and trench mapping and sampling, and 9 drill holes. The Murex deposit is approximately 3 km due east of Mt. Washington. As summarized in BC MINFILE 092F 206, "The Murex zone represents an area of roughly 700 by 700 metres. The mineralization is thought to be the result of replacement but also has characteristics in common with porphyry-type deposits. The zone has been tested by a number of diamond-drill holes. One hole drilled in 1989 cut strong breccias with pyrrhotite-chalcopyrite mineralization about 30 metres below the surface. A 4 metre section of core assayed 4.08 per cent copper, 32.91 grams per tonne silver and 6.31 grams per tonne gold”.

On May 24, 2012, the Company announced the results of a recent sampling program at our Fraser River JV project, with assays up to 5.68 grams per tonne gold and 0.427 grams per tonne platinum.

On July 9, 2012, the Company announced that formal notification of approval of its Plan of Operations has been received from the Ministry of Energy and Mines in British Columbia, and a mining permit under Section 10 of the Mines Act has been issued to allow mechanized excavation and reclamation work to begin at the Fraser River JV project. As required by BC regulations, a reclamation bond has also been posted.

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

On October 23, 2012, the Company reported that mining operations had commenced at our Fraser River Project in British Columbia to excavate a series of test pits to depth.  On November 30, 2012, the Company announced that it has staked an additional 408 acres of ground to expand the Fraser River Project claim area.  The Company also announced that an agreement had been reached with local private landowners to secure the water rights at the Project area.

On Nov 19, 2012, the Company announced TSX approval of a previously announced option agreement with Caribou King Resources Ltd.on the Company's Willa Claims in southeastern British Columbia.  Under the agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of $232,500 USD in cash and issuing 1,000,000 shares of Caribou common stock. Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the Agreement by the TSX Venture Exchange, which is now effective, $50,000 cash and 500,000 shares are due upon the first anniversary of the Agreement, and a $175,000 cash payment is due upon the second anniversary of the Agreement. In addition to the consideration received, North Bay shall be granted a royalty equal to 2% of net smelter returns ("NSR"). At any time up to the commencement of commercial production, Caribou may purchase one-half of the royalty (i.e., 1%) in consideration of $1,000,000 USD payable to North Bay, such that North Bay will then retain a 1% royalty.

During 2012, the Company issued several progress reports on operations at the Ruby Mine.  As of December 31, 2012, almost one mile of underground tunnel has been completely refurbished with new timber supports, new ventilation duct, and a redesigned transport system. Infrastructure improvements include a new fire suppression system at the Ruby portal, electrical system upgrades at the Ruby Portal and Mill Site in compliance with Cal-OSHA specifications, reinforcement of berms and access roads, and the expansion of the designated tailings area to accommodate at least five to seven years of continuous mining. Our reclamation plan was updated to comply with California SMARA regulations and approved by the Sierra County Planning Commission and the California Department of Conservation Office of Mine Reclamation ("OMR"). In addition, our Alternative Mine Rescue Plan and Miner Safety Training Plans were approved by the federal Mine Safety and Health Administration ("MSHA"). Including the cost of regulatory compliance, the Company has spent over $500,000 since work began in Q4 2011 to renovate and improve the Ruby Tunnel, the Ruby Mill, and the surface infrastructure.

Recent Material Developments

Restatements

On February 6, 2013, pursuant to a comment letter issued by the Staff of the Securities and Exchange Commission (the "SEC") relating to the Form 10-Q for Fiscal Quarter Ended September 30, 2012 ("Form 10-Q") filed by the Company on November 9, 2012, management of the Company, after discussions with the board of directors, the Company's independent registered public accounting firm, and the Staff of the SEC, concluded that the previously-issued consolidated financial statements for the Fiscal Quarter Ended September 30, 2012 contained in the Company's Form 10-Q (the "Financial Statements") should no longer be relied upon.  The discussions with the Staff of the SEC concerned the capitalization of certain costs to improve the Ruby Mine, including tunnel/infrastructure and access road improvements.  These costs had been capitalized on the Company's balance sheet. The Commission has clearly stated in a comment letter received on February 5, 2013, that "It is our position that once you acquired the Ruby property with the intent to explore it and, if determined to be feasible, ultimately extract minerals, these types of improvement activities are considered exploration stage activities, and their costs should be expensed unless the improvements have alternative future use."  After extensive consultation with our auditors and the SEC, we concluded that it necessary to make revisions to comply with the Commission's position, and to file our Form 10-K for the year ended December 31, 2012 with restated audited December 31, 2011 financial statements and unaudited restatements of the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 to remove the aforementioned capitalized development costs from our Consolidated Balance Sheets and expense them in full on our Consolidated Statements of Operations. Please see Note 19 to our financial statements herein for further information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

New Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and must be applied retrospectively for all periods presented in the financial statements. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Item 8.               Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Bay Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of North Bay Resources Inc. (an exploration stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from June 18, 2004 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Resources, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19 to the financial statements, the 2011 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC
Houston, Texas
March 26, 2013

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011 (RESTATED)

	Dec 31, 2012	Dec 31, 2011 (restated)

ASSETS
Current Assets
Cash	$42,008	$129,888
Accounts Receivable	-	982
Total Current Assets	42,008	130,870

Other Assets
Certificates of Deposit	172,499	171,875
Deferred Financing Costs, net	14,471	-
Goodwill	-	5,341
Mining Claims – Unproved	1,797,488	1,797,564
Property, Plant & Equipment, net of accumulated depreciation	635,212	733,885
Other Assets	-	4,000
Available For Sale Securities	12,550	-
Reclamation Bond – Fraser River	2,000	-
Total Other Assets	2,634,220	2,712,665
TOTAL ASSETS	$2,676,228	$2,843,535

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$56,617	$5,942
Accrued Expenses - Related Party	884,474	784,474
Accrued Expenses – Ruby Mine	12,250	-
Accrued Interest	41,363	-
Convertible notes payable (net of discounts of $166,307 and $0, respectively)	608,193	25,000
Deferred Gain	9,835	-
Derivative Liability	496,827	-
Note Payable – Ruby Mine Mortgage	1,774,822	1,889,185
Note Payable (net of discounts of $0 and $20,568, respectively)	-	4,432
Total Current Liabilities	3,884,381	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,584	5,147
Total Long-Term Liabilities	5,584	5,147
Total Liabilities	$3,889,965	$2,714,180

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 0 and 100,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 102,002,731 and 97,664,462 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	102,003	97,664
Additional Paid-In Capital	12,168,608	11,358,733
Stock Payable	-	25,000
Accumulated Other Comprehensive Income	(12,500)	-
Deficit Accumulated During Exploration Stage	(13,475,848)	(11,356,142)
Total Stockholders’ Equity (Deficit)	(1,213,737)	129,355
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,676,228	$2,843,535

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING
DECEMBER 31, 2012 AND 2011 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012

	12 months ended December 31, 2012	12 months ended December 31, 2011 (restated)	Since inception (June 18, 2004 - December 31, 2012)

Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	9,000	43,216	312,000
General & Administrative Costs	339,524	345,451	9,160,947
Mining Property Costs	591,926	265,137	1,672,351
Depreciation Expense	98,673	60,560	159,233
Impairment Expense	5,341	124,343	145,995
Accretion Expense	513	243	756
Professional Services	79,714	52,970	250,432
Total Operating Expenses	1,124,691	891,920	11,701,714
Net Operating Loss	(1,124,691)	(891,920)	(11,701,714)
Other Income (Expenses)
Gain on Mineral Claim Sales	4,500	103,500	227,744
Other Income from Mineral Claims	32,500	-	309,649
Interest Income	831	532	1,472
Interest Expense	(644,773)	(166,748)	(906,959)
Gain/Loss on Derivative Liability	(386,833)	-	(386,833)
Loss on Conversion of Debt	-	-	(137,000)
Bad Debt (Expense) / Recovery	982	(29,018)	(47,185)
Loss on Settlement	-	(62,095)	(62,095)
Other Expense	(2,222)	-	(2,222)
Realized Gain (Loss) on Investment	-	-	(97,109)
Net Other Income (Expenses)	(995,015)	(153,829)	(1,100,538)
Loss From Continuing Operations	(2,119,706)	(1,045,749)	(12,802,252)
Loss From Discontinued Operations	-	-	(673,596)
Net Loss	(2,119,706)	(1,045,749)	(13,475,848)
Unrealized Loss on Available For Sale Securities	(12,500)	-	(12,500)
Total Comprehensive Loss	(2,132,206)	(1,045,749)	(13,488,348)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,799,411	91,479,959
Basic Net Gain (Loss) per Share	$(0.02)	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	99,799,411	91,479,959
Diluted Net Gain (Loss) per Share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)

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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for cash	-	-	-	-	-	-	10,314,967	10,315	846,685	-	-	-	857,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	70,568	-	-	-	70,568
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Net loss for year (restated)	-	-	-	-	-	-	-	-	-	-	(1,045,749)	-	(1,045,749)
Balance at 12/31/2011 (restated)	4,000,000	100,000	100	$4,000	$100	$-	97,664,462	$97,664	$11,358,733	$25,000	$(11,356,142)	$-	$129,355

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for cash	-	-	-	-	-	-	3,248,719	3,249	198,215	-	-	-	201,464
Common Stock issued as draw on equity line, proceeds applied towards note payable balance owed	-	-	-	-	-	-	387,900	388	25,148	-	-	-	25,536
Cancellation of Series G Preferred	-	(100,000)	(100)	-	-	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	116,650	117	10,543	-	-	-	10,660
Common Stock issued for deferred financing costs	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Common Stock issued for stock payable	-	-	-	-	-	-	500,000	500	24,500	(25,000)	-	-	-
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(12,500)	(12,500)
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	49,795	-	-	-	49,795
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,119,706)	-	(2,119,706)
Balance at 9/30/2012	4,000,000	-	-	$4,000	$-	$-	102,002,731	$102,003	$12,168,608	$-	$(13,475,848)	$(12,500)	$(1,213,737)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2012 AND 2011 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012

	12 months Ended December 31, 2012	12 months Ended December 31, 2011 (restated)	Since inception (June 18, 2004 to December 31, 2012)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,119,706)	$(1,045,749)	$(13,475,848)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on option payments received – non-cash	(25,050)	-	(135,985)
Gain on sale of claims	(4,500)	(73,500)	(182,834)
Common Stock issued for services	10,660	3,000	5,123,677
Common Stock issued to director for services	-	10,000	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	175,047	-	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	62,095	62,095
Bad debt expense	-	29,018	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	356,552	138,475	575,958
Amortization of deferred financing cost	15,639	-	15,639
Change in derivative liability	386,833	-	386,833
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	98,673	60,560	159,233
Accretion Expense	513	243	756
Impairment Expense	5,341	124,343	145,995
Changes in operating assets and liabilities:
Accounts receivable	982	(30,000)	(29,018)
Prepaid Expenses	-	9,910	9,910
Other assets	1,376	-	1,376
Accrued expenses – related party	100,000	136,030	1,200,593
Accrued expenses	54,149	-	54,149
Accounts Payable	50,675	-	50,675
Other current assets	-	(257)	(29,316)
Net Cash Used in Operating Activities	(892,816)	(575,832)	(2,978,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(12,459)	(12,459)
Cash received from sales of claims	14,335	73,500	192,669
Cash paid for claims acquired	-	-	(16,311)
Cash paid for Ruby Purchase	-	(277,006)	(361,093)
Cash paid for purchase of Taber Mine Option	-	(4,000)	(4,000)
Net Cash Provided by/Used in Investing Activities	14,335	(219,965)	(201,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	201,464	857,000	1,814,164
Deferred Financing Costs	(24,500)	-	(24,500)
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	25,000	25,000
Debt Repayments	(114,363)	(103,315)	(217,678)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	728,000	100,000	1,381,812
Net Cash Provided by Financing Activities	790,601	878,685	3,221,792
Net cash increase (decrease) for period	(87,880)	82,888	42,008
Cash at beginning of period	129,888	47,000	-
Cash at end of period	42,008	129,888	42,008
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$219,941	$369,837
Term extension of Ruby Mine warrants	$-	$2,519	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$321,002	$70,568	$177,974
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$179,999	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$801,442	$801,442
Note payable for Ruby Mine acquisition	$-	$1,990,000	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$-	$174,118	$174,118
Revision to Asset Retirement Obligation	$76	$166,714	$166,790
Common stock issued for conversion of convertible debt	$-	$173,852	$173,852
Common stock issued for stock payable	$25,000	$-	$25,000
Equity draw applied towards note principal owed	$25,536	$-	$25,536
Common Stock issued for deferred financing costs	$5,610	$-	$5,610
Debt discount due to derivative liability	$159,789	$-	$136,207
Cancellation of preferred shares	$100	$-	$100
Settlement of Derivative liability	$49,795	$-	$49,795
Unrealized loss on AFS	$12,500	$-	$12,500

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

NOTE 2             GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $13,475,848 as of December 31, 2012. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatements

On February 6, 2013, pursuant to a comment letter issued by the Staff of the Securities and Exchange Commission (the "SEC") relating to the Form 10-Q for Fiscal Quarter Ended September 30, 2012 ("Form 10-Q") filed by the Company on November 9, 2012, management of the Company, after discussions with the board of directors, the Company's independent registered public accounting firm, and the Staff of the SEC, concluded that the previously-issued consolidated financial statements for the Fiscal Quarter Ended September 30, 2012 contained in the Company's Form 10-Q (the "Financial Statements") should no longer be relied upon.  The discussions with the Staff of the SEC concerned the capitalization of certain costs to improve the Ruby Mine, including tunnel/infrastructure and access road improvements.  These costs had been capitalized on the Company's balance sheet. The Commission has clearly stated in a comment letter received on February 5, 2013, that "It is our position that once you acquired the Ruby property with the intent to explore it and, if determined to be feasible, ultimately extract minerals, these types of improvement activities are considered exploration stage activities, and their costs should be expensed unless the improvements have alternative future use."  After extensive consultation with our auditors and the SEC, we concluded that it necessary to make revisions to comply with the Commission's position, and to to file our Form 10-K for the year ended December 31, 2012 with restated audited December 31, 2011 financial statements and unaudited restatements of the quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 to remove the aforementioned capitalized development costs from our Consolidated Balance Sheets and expense them in full on our Consolidated Statements of Operations.

The resulting cumulative effect of the restatement since the Ruby Mine acquisition date on July 1, 2011 and as of September 30, 2012 is: (1) a decrease in the capitalization of mineral claims by $389,718, (2) an increase of $389,718 in Mineral Property expenses, (3) an increase of $389,718 in net loss (increase of $0.00 loss per share since the acquisition date on July 1, 2011 as of September 30, 2012), and (4) an increase in total stockholders' deficit of $389,718.  The increase in net loss resulted in no net change to cash used in operating activities. Please see Note 19 for additional information.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as result of these reclassifications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ruby Gold, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2012 and December 31, 2011. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Reclamation Bonds

The Company holds its reclamation bonds on the Ruby Mine in the form of one-year Certificates of Deposit that automatically rollover annually on their anniversary dates.  These funds are held in reserve to guarantee the Company's Asset Retirement Obligation.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration and improvement costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven, proved, probable, inferred, or possible reserves, the costs incurred to develop and improve such property are capitalized. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Deferred Gains

Deposits on pending sales of mineral claims are classified as deferred gains until the transaction has been completed.  As of December 31, 2012, a deposit received of $9,835 on the pending sale of a mineral claim was recognized as a deferred gain. The Company will recognize this amount to other income when the transaction is completed.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve  month period ended December 31, 2012, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2012, were: Volatility of 94% - 104%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2011	New Issuances	Changes in Fair Values	Balance at December 31, 2012
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$-	$98,366	$(16,129)	$82,237
Conversion features – tainted equity	-	37,841	171,130	208,971
Warrants – tainted equity	-	-	205,619	205,619
	$-	$136,207	$360,620	$496,827

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$12,500	$-	$-	$12,500
Totals	$12,500	$-	$-	$12,500

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2012 or 2011.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2012 and December 31, 2011, no options or warrants related to compensation have been issued, and none are outstanding.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.  This amortization expense for the year ended December 31, 2012 totaled $15,639 and is reflected within interest expense on the Statements of Operations.

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of December 31, 2012 was $30,110 net of amortization of $15,639. This includes a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

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

Lattice Valuation Model

The Company valued the conversion features in their convertible notes and tainted warrants using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values these instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on conversion prices relative to current stock prices, historic volatility, and estimates on investor behavior. These probabilities are used to create a cash flow projection over the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  The Company accounts for goodwill and intangibles under ASC Topic 350, Intangibles – Goodwill and Other, which does not permit amortization, but requires the Company to test goodwill and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate impairment may exist. The Company fully impaired goodwill of $5,341 during the year ended December 31, 2012 impairment analysis.

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2012 and 2011, there were 47,532,822 and 37,562,250 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the full year ended December 31, 2012 and 2011, respectively:

	December 31, 2012	December 31, 2011
Net Loss	$(2,119,706)	$(1,045,749)
Weighted-average common shares Outstanding (Basic)	99,799,411	91,479,959
Weighted-average common stock Equivalents	47,532,822	37,562,250
Deduction of stock Equivalents not included due to net loss	(47,532,822)	(37,562,250)
Weighted-average common shares Outstanding (Diluted)	99,799,411	91,479,959
Basic and Diluted Net Gain (Loss) per Share	$(0.02)	$(0.01)

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

Recently Issued Accounting Standards

New Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Testing Goodwill for Impairment

In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and must be applied retrospectively for all periods presented in the financial statements. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Fair Value Measurements

In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 4             AVAILABLE FOR SALE SECURITIES

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,000 based upon the closing price of CKR stock on the date the shares were issued. As of December 31, 2012, the market value of these shares was $12,500.  This resulted in an unrealized loss of $12,500 for the year ended December 31, 2012. We consider the unrealized loss as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date.

NOTE 5             ACCOUNTS RECEIVABLE

On February 10, 2011, the Company executed an agreement (the “Agreement”) to sell a number of its mineral claims in the Slocan Mining District of British Columbia, Canada, to Yardley Mountain Gold Corp (“Yardley”) for the aggregate sum of $93,000 USD.  The Agreement provides that Yardley shall pay to North Bay $10,000 USD within ten (10) days of execution of the Agreement, $33,000 USD within three (3) months of the date of the Agreement, and $50,000 USD on or before June 25, 2011.  The parties subsequently agreed to extend the due dates of the second and third payments to August 10, 2011.  As of August 11, 2011, cash payments of $63,000 had been received, and a $30,000 promissory note due on September 30, 2011, was accepted for the balance due, plus $982 in reimbursed expenses for claim maintenance.  Accordingly, the sale was completed, and title to all of the claims identified in Schedule A of the Agreement has been transferred to Yardley.  As of December 31, 2012, the $30,000 note has been classified as a bad debt, and the $982 outstanding for reimbursed expenses has been paid. Subsequent to December 31, 2012, Yardley has been released from this obligation.

NOTE 6             RUBY MINE ACQUISITION

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which was to be paid in stages extending to December 30, 2012, and which has been extended to June 30, 2013 pursuant to an amendment to the agreement signed on December 12, 2012.

On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 10,000,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  In addition, in compliance with the agreement dated September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 31, 2015, of purchasing up to 10 million shares of stock at two cents ($0.02) per share, and in compliance with a second amendment to the Option Agreement dated April 22, 2011, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  These later warrants expire on May 1, 2016.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before June 30, 2013.  As of December 31, 2012, all monthly payments have been paid, and the outstanding balance due on the note is $1,774,822. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,618 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been extinguished as of the close of escrow.

All costs related to the acquisition of the property have been capitalized when incurred. All other costs have been expensed when incurred. Cash paid during the period ended December 31, 2011 and December 31, 2010 was equal to $277,006 and $82,994, respectively. Warrants issued during the periods ended December 31, 2010 and December 31, 2011 were valued at $149,896 and $219,940 respectively. Shares paid as of December 31, 2010 were valued at $150,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model. In addition, $219,940 was capitalized to the purchase option during the six months ended June 30, 2011 related to the amendment on April 22, 2011 to issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016. The value of the additional warrants was calculated using the Black-Scholes model.  On March 6, 2012, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock until March 6, 2017 at the exercise price of nine cents ($0.09) per share, in consideration for reducing the monthly mortgage payments due in January, February, and March, 2012. The fair value of the warrants of $175,047 was expensed related to this issuance. This value was calculated via the Black-Scholes model.

Ruby Mine Purchase Price Allocation

The following table summarizes the purchase price allocation for the transaction. The valuation conclusions include three groups: (i) net current tangible assets, (ii) assumed liabilities, and (iii) goodwill. Individual asset valuations are presented below:

Acquisition Date: 07/01/11

Allocation of Purchase	Price Purchase Allocation
	Debit	Credit
Tangible Assets Acquired
Cash/Checking/Savings	5,070
Ruby Gold Mine Claims	1,964,279
Ruby Gold Inc. Certificates of Deposit	171,618
Property and Equipment	906,329
Total Tangible Assets	3,047,296

Assumed Liabilities
Short Term Notes Payable		2,500
Asset Retirement Obligation		171,618
Total Liabilities		174,118
Net Tangible Assets/Liabilities	2,873,178
Goodwill	5,341
Total Net Assets Acquired	2,878,519

Consideration Paid	Debit	Credit
Cash Paid (Option Agreement & Purchase Agreement) - prior year	-	80,000
Cash Paid (Option Agreement & Purchase Agreement)	-	280,000
Fees Paid Escrow Agent at Closing	-	2,076
Value of Extension of term for 9/27/10 Warrants issued	-	2,519
Note Payable at closing	-	1,990,000
Warrant (10,000,000 @$0.02 to 9/27/10 - 12/30/12) - prior year	-	149,896
Warrant (2,000,000 @$0.10 to 4/22/11 - 5/1/16)	-	219,941
Due diligence fees paid in cash in prior year	-	4,087
Common Stock valued at $150,000 - prior year	-	150,000
Total Consideration Paid	-	2,878,519

NOTE 7             PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of December 31, 2012 and 2011, components of the Ruby Mine property, plant and equipment and mineral assets were as follows:

	December 31,	December 31,
	2012	2011

Buildings	$558,885	$558,885
Machinery and equipment	119,389	119,389
Vehicles	240,514	240,514
Total property, plant and equipment	918,788	918,788

Less: impairment expense(2)	(124,343)	(124,343)
Less: accumulated depreciation(3)	(159,233)	(60,560)

Property, plant and equipment, net	$635,212	$733,885

	December 31,	December 31,
	2012	2011

Mining claims (1)	$1,792,660	$1,792,660
Asset retirement costs	4,828	4,904
Total mineral claim assets	1,797,488	1,797,564
Less: accumulated depletion(3)	-	-

Mining claims, net	$1,797,488	$1,797,564

(1)Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.

(2)Following the acquisition of the Ruby Mine on July1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(3)Depreciation expense totaled $137,544 and $60,560 for the years ended December 31, 2012 and 2011, respectively. Depletion expense totaled $0 and $0 for the years ended December 31, 2012 and 2011, respectively

NOTE 8             FINANCING

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

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note is due on or before June 30, 2013.  Monthly payments for the duration of 2011 are $35,000 per month.  Monthly payments as of January 1, 2012, were set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC 50% of the funding received until the note is paid off in full.   In October, 2011, RDC agreed to lower the mortgage payments due in November and December, 2011, to $10,000 each month.  Subsequent to December 31, 2011, RDC agreed to lower the mortgage payments due during FY 2012 to $10,000 each month. As of December 31, 2011, the outstanding balance due on the note was $1,889,185.  As of December 31, 2012, the outstanding balance due on the note is $1,774,822, plus $4,437 in accrued interest. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

During the quarter ended September 30, 2011 the Company repaid $2,500 to the former owners of Ruby Gold, Inc. as a part of the loans assumed with the acquisition of the Ruby Gold Mine.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. As of December 31, 2011 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2012.  As of December 31, 2011 and 2012, the outstanding balance due on the Note is $50,000 and $27,495 respectively, which includes $2,495 in accrued interest as of December 31, 2012. The maturity date on the note was extended in 2012 and is now due on December 28, 2013.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $90,324 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on the Note is $109,032, which includes $9,032 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $63,771 for the twelve months ended December 31, 2012. As of December 31, 2012, the outstanding balance due on these Notes is $80,920, which includes $5,920 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $25,634 for the twelve months ended December 31, 2012. As of December 31, 2012, the outstanding balance due on these Notes is $53,106, which includes $3,106 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $20,368 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on this Note is $26,458, which includes $1,458 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $45,349 for the twelve months ended December 31, 2012. As of December 31, 2012, the outstanding balance due on this Note is $103,740, which includes $3,740 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $58,307 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on this Note is $132,825, which includes $6,325 accrued in interest.

On August 2, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. The tainted equity valuation and “OID” totaled $48,272, and $32,231 was amortized during the period ended December 31, 2012. $58,272 of the value was recorded as a discount on debt and $48,272 was added to the derivative liability. As of December 31, 2012, the outstanding balance due on this Note is $116,792 which includes $3,792 in accrued interest.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of December 31, 2012, the Company has drawn $160,000 from this facility.  As of December 31, 2012, the outstanding balance due on this Note is $161,059 which includes $1,059 in accrued interest.

The following table summarizes all of the Convertible Notes outstanding as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Mortgage payable – Ruby Mine	$1,774,822	$1,889,185
Unsecured note payable with annual interest rate of 8%	-	25,000
Discount on note payable	-	(20,568)
Net note payable	-	4,432
Convertible notes:
Unsecured convertible notes payable with annual interest rate of 9.9%	275,000	25,000
Unsecured convertible notes payable with annual interest rate of 8%	113,000	-
Unsecured convertible notes payable with annual interest rate of 7%	260,000	-
Unsecured convertible notes payable with annual interest rate of 5%	126,500	-
Discount on convertible notes from derivative valuation	(166,307)	-
Total convertible notes	608,193	25,000
Total Debt	$2,383,015	1,918,617

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

In addition to this convertible note all other debt and equity instruments (except for preferred stock) convertible to common stock at the discretion of the holder were considered as a part of the derivative liability due to the tainted equity environment.  As of July 11, 2012, these tainted instruments consisted of convertible debt outstanding of $375,000 and 20,050,000 warrants. These instruments were valued when they became tainted on July 11, 2012.  The fair value of the conversion features on the convertible debt of $83,358 was added to the derivative liability and recorded as a part of the loss on the derivative for the period. The fair value of the warrants was also added to the derivative liability and recorded as a loss on the derivative liability. During the remainder of 2012, the Company issued additional convertible notes totaling $273,000 which were considered tainted upon issuance. The related derivative liability and debt discount recorded was valued at inception and equal to $48,272. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at December 31, 2012 with all changes flowing through the gain/loss on derivative. The derivative liability related to convertible debt was valued at $291,208, and the derivative liability related to warrants was $205,689 as of December 31, 2012.

Prior to December 31, 2012 the Company issued 500,000 shares of common stock for warrants exercised were valued as a part of the tainted equity portion of the derivative liability. The related derivative was marked to market on the settlement according to the lattice valuation and relieved to additional paid in capital for $49,795.

The following shows the changes in the derivative liability measured on a recurring basis for the year ended December 31, 2012.

Derivative Liability at December 31, 2011	$-
Derivative Liability for Convertible Debt (Recorded as discount on debt due to it being a new issuance)	159,789
Settlement to APIC from Warrants Exercise	(49,795)
Loss on Derivative Liability	386,833
Derivative Liability at December 31, 2012	$496,827

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2012 and December 31, 2011:

Derivative Liabilities:	December 31, 2012	December 31, 2011
Embedded derivative liability in convertible debt	$82,237	$-
Derivative liability due to tainted equity – convertible debt	208,971	-
Derivative liability due to tainted equity – warrants	205,619	-
Total Derivative Liability	$496,827	$-

NOTE 10           COMMITMENTS AND CONTINGENCIES

As of December 31, 2012 and December 31, 2011, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 15 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

On July 19, 2011, the NCRC Expansion Amendment, which includes the Mining Designation and pre-approval of the Ruby Gold project as a qualified EB-5 project, was formally approved by USCIS.  As of the date of this report, the EB-5 funding is still pending and has not been completed.

NOTE 11           STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 12           INCOME TAXES

As of December 31, 2012 and 2011, the Company had net operating loss carry-forwards totaling approximately $3,129,410 and $2,138,602, respectively, that begin to expire in 2025.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses and temporary differences created a deferred tax asset before valuation allowances of approximately $1,165,226 and $1,460,510 at December 31, 2012 and 2011, respectively. Due to the Company determining that it will not likely realize the deferred tax asset, a full valuation allowance has been taken to reduce the deferred tax asset to zero as of December 31, 2012 and 2011, respectively.

In 2012 and 2011, the primary difference between financial statement reporting and taxable income (loss) was expenses not deductible for tax purposes including non-cash share based payments issued for services, amortization of discounts on debt, and gains from non-cash exchanges of $929,020 and $711,999, respectively. Temporary differences between financial statement reporting loss and taxable loss were due to differences in timing of recognition for expenses related to deferred compensation and depreciation of fixed assets.

The deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred Tax Asset:
Net Operating Loss Carryforwards	$2,138,602	$1,804,852
Current Year Net Operating Loss/(Gain)	990,808	333,750
Total Operating Loss Carryforward	3,129,410	2,138,602
Enacted Future Tax Rate	35%	35%
Deferred Tax Asset for NOL	1,095,294	748,511
Deferred Tax Asset for Temporary Differences Between Book and Tax Income
	69,932	711,999
Gross Deferred Tax Asset	1,165,226	1,460,510
Valuation Allowance	(1,165,226)	(1,460,510)
Net Deferred Tax Asset	-	-

NOTE 13           DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  As of December 31, 2012 and December 31, 2011, the outstanding balance of the NQDC plan is $884,474 and $784,474, respectively.

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

NOTE 14           ASSET RETIREMENT OBLIGATIONS

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2012.

Cost estimate for reclamation work at today's cost	$172,914
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.4%

Asset Retirement Obligation
Estimated asset retirement obligation at time of acquisition (7/1/11)	$171,618
Accretion Expense	243
Revisions to asset retirement obligation	(166,714)
Asset retirement obligation at 12/31/11	$5,147
Accretion Expense	513
Revisions to asset retirement obligation	(76)
Asset retirement obligation at 12/31/12	$5,584

NOTE 15           RELATED PARTY TRANSACTIONS

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

NOTE 16           SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION)

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

Prior to 2008, the Company issued an aggregate of 12,005,491 shares of common stock for services rendered and exploration stage mining properties.  The shares were valued at $5,100,667, based on the market price on the date of grant.

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

During 2008, the Company issued an aggregate of 5,500,000 shares of common stock for services rendered.  The shares were valued at $230,000, based on the market price on the date of grant.

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

During 2009, the Company issued an aggregate of 2,500,000 shares of common stock for services rendered. The shares were valued at $29,750, based on the market price on the date of grant.

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

During 2011, the Company issued 42,857 shares of common stock for geological services rendered. The shares were valued at $3,000, based on the closing market price on the date of grant.

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

During 2012, the Company issued 26,650 shares of common stock for geological services rendered. The shares were valued at $4,000, based on the closing market price on the date of invoice.

During 2012, the Company cancelled all outstanding shares of the Series G Convertible Preferred Stock and filed a Certificate of Elimination of the Series G Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate entirely the Series G Convertible Preferred stock designation from our Certificate of Incorporation. The cancellation was initiated at the request of the sole shareholder of the Series G Preferred, and $100 was recorded to additional paid in capital.

During 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.

During 2012, and in connection with the above mentioned Tonaquint transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock.  The shares were valued at $5,610 based on the closing market price on the date of grant. This value is being amortized over the term of the related note agreement.

During 2012, the Company issued 3,636,619 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of cash received of $227,000.  Related to the consideration received, $201,464 was received in cash, and the remaining $25,536 was applied as principal and interest to retire a $25,000 note payable to Tangiers dated December 30, 2011.

During 2012, the Company issued 90,000 restricted shares of common stock for services rendered. The shares were valued at $6,660, based on the closing market price on the date of grant.

During 2012, the Company issued 500,000 shares that had been previously recorded as stock payable pursuant to a notice of exercise received in 2011 on 500,000 warrants issued to Tangiers Investors, LP on December 30, 2010.  The exercise price was $0.05 per shares, and the Company received $25,000 upon the exercise.

NOTE 17           WARRANTS

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

500,000 warrants were issued to Tangiers Investors, LP on March 15, 2012 as part of a loan agreement for $75,000. The fair value of the warrants was $45,268.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.098
Exercise Price of Warrants	$0.09
Term of Warrants (years)	5.00
Computed Volatility	155%
Annual Dividends	0.00%
Discount Rate	1.33%

150,000 warrants were issued to Tangiers Investors, LP on May 16, 2012 as part of a loan agreement for $50,000. The fair value of the warrants was $9,411.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

Stock Price on Measurement Date	$0.07
Exercise Price of Warrants	$0.07
Term of Warrants (years)	5.00
Computed Volatility	145%
Annual Dividends	0.00%
Discount Rate	0.75%

150,000 warrants were issued to Tangiers Investors, LP on May 30, 2012 as part of a loan agreement for $25,000. The fair value of the warrants was $9,421.  The total of the warrants and beneficial conversion feature was recorded as a discount on debt up to the principal amount owed. This value was calculated via the Black-Scholes model. The key inputs for the calculation are shown below.

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

Stock Price on Measurement Date	$0.075
Exercise Price of Warrants	$0.14
Term of Warrants (years)	5.00
Computed Volatility	140%
Annual Dividends	0.00%
Discount Rate	0.71%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through December 31, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised(2)	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	4,800,000	0.10	5.00
Exercised	(500,000)	0.05	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2012	19,550,000	0.045	3.75	(1)

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

NOTE 18          SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 1,864,357 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $59,000.

Subsequent to December 31, 2012 and pursuant to four partial conversion notices received, the Company issued an aggregate of 3,500,000 shares of common stock of the Company to satisfy $80,787 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  As of the date of this report, the remaining amount outstanding on the Note, including accrued interest and Original Issue Discount, is $107,288.  500,000 shares issued were valued at $0.028 per share, 1,000,000 shares issued were valued at $0.02205 per share, 1,100,100 shares were valued at $0.02177 per share, and 900,000 shares were valued at $0.0231 per share, which in each instance pursuant to the terms of the Note was equal to 70% of the average of the two lowest closing prices of our common stock in the 25 trading days immediately preceding the conversion dates.

NOTE 19          RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2011, AND PERIODS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2012

The Company has restated its annual financial statements from amounts previously reported for the year ended December 31, 2011.  The Company has determined that certain development and construction costs related to the Ruby Mine that were capitalized on our Consolidated Balance Sheets must be expensed in full on our Consolidated Statements of Operations.  In addition to restating the annual audited statements as of December 31, 2011, the Company has included restatements of all unaudited quarterly financial statements for the year ended December 31, 2012.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2011

	Dec 31, 2011 (as reported)	Adjustments	As restated
ASSETS
Current Assets
Cash	$129,888	$-	$129,888
Accounts Receivable	982	-	982
Total Current Assets	130,870	-	130,870

Other Assets
Certificates of Deposit	171,875	-	171,875
Deferred Financing Costs, Net	-	-	-
Goodwill	5,341	-	5,341
Mining Claims - Unproved	1,891,845	(94,281)	1,797,564
Property, Plant & Equipment, net of accumulated depreciation	733,885	-	733,885
Purchase Option - Taber Mine	4,000	-	4,000
Reclamation Bond Deposit Fraser River	-	-	-
Total Other Assets	2,806,946	(94,281)	2,712,665
TOTAL ASSETS	$2,937,816	$(94,281)	$2,843,535

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,942	-	$5,942
Accrued Expenses - related party	784,474	-	784,474
Accrued Interest	-	-	-
Convertible notes payable (net of discounts of $0 and $88,475, respectively)	25,000	-	25,000
Note Payable (net of discounts of $20,568 and $0, respectively)	4,432	-	4,432
Note Payable – Ruby Mine Mortgage	1,889,185	-	1,889,185
Derivative Liability	-	-	-
Total Current Liabilities	2,709,033	-	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,147	-	5,147
Total Long-Term Liabilities	5,147	-	5,147
Total Liabilities	$2,714,180	-	$2,714,180

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2011	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at December 31, 2011	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at December 31, 2011	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 97,664,462 shares issued and outstanding at December 31, 2011	97,664	-	97,664
Additional Paid-In Capital	11,358,733	-	11,358,733
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,261,861)	(94,281)	(11,356,142)
Total Stockholders’ Equity (Deficit)	223,636	(94,281)	129,355
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,937,816	$(94,281)	$2,843,535

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDING DECEMBER 31, 2011
AND THE PERIOD FROM JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2011

	12 months ended December 31, 2011	Adjustments	As restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
Commissions & Consulting Fees	43,216	-	43,216
General & Administrative Costs	345,451	-	345,451
Mining Property Costs	170,856	94,281	265,137
Impairment Expense	124,343	-	124,343
Accretion Expense	243	-	243
Depreciation Expense	60,560	-	60,560
Professional Services	52,970	-	52,970
Total Operating Expenses	797,639	94,281	891,920
Net Operating Loss	(797,639)	(94,281)	(891,920)
Other Income (Expenses)
Gain on Mineral Claim Sales	103,500	-	103,500
Gain on Joint-Ventures	-	-	-
Impairment Expense	-	-	-
Interest Income	532	-	532
Interest Expense	(166,748)	-	(166,748)
Loss on Conversion of Debt	-	-	-
Bad Debt Expense	(29,018)	-	(29,018)
Accretion Expense	-	-	-
Other Expense	-	-	-
Loss on Settlement	(62,095)	-	(62,095)
Realized Gain (Loss) on Investment	-	-	-
Gain (Loss) on Derivative Liability	-	-	-
Net Other Income (Expenses)	(153,829)	-	(153,829)
Net Loss	(951,468)	(94,281)	(1,045,749)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	91,479,959	-	-
Basic Net Gain (Loss) per Share	$(0.01)		$-
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	91,479,959	-	-
Diluted Net Gain (Loss) per Share	$(0.01)	-	$-

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2012 (Unaudited)

	Mar 31, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$118,734	-	$118,734
Accounts Receivable	-	-	-
Total Current Assets	118,734	-	118,734

Other Assets
Certificates of Deposit	172,133	-	172,133
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,004,295	(206,550)	1,797,745
Property, Plant & Equipment, net of accumulated depreciation	707,700	-	707,700
Purchase Option - Taber Mine	10,000	-	10,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	2,901,469	(206,550)	2,694,919
TOTAL ASSETS	$3,020,203	$(206,550)	$2,813,653

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$30,976	-	$30,976
Accrued Expenses - related party	812,474	-	812,474
Accrued Interest	3,348	-	3,348
Convertible notes payable (net of discount of $146,198)	53,802	-	53,802
Note Payable (net of discount of $4,069)	5,931	-	5,931
Note Payable – Ruby Mine Mortgage	1,873,275	-	1,873,275
Total Current Liabilities	2,779,806	-	2,779,806

Long-Term Liabilities
Asset Retirement Obligation	5,198	-	5,198
Total Long-Term Liabilities	5,198	-	5,198
Total Liabilities	$2,785,004	-	$2,785,004

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2012	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2012	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 98,724,621 shares issued and outstanding at March 31, 2012	98,725	-	98,725
Additional Paid-In Capital	11,796,219	-	11,796,219
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,688,845)	(206,550)	(11,895,395)
Total Stockholders’ Equity (Deficit)	235,199	(206,550)	28,649
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,020,203	(206,550)	$2,813,653

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2012  (Unaudited)

	3 months ended March 31, 2012 (as reported)	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
Commissions & Consulting Fees	-	-	-
General & Administrative Costs	93,585	-	93,585
Mining Property Costs	55,846	112,269	168,115
Impairment Expense	-	-	-
Accretion Expense	-	-	-
Depreciation Expense	26,185	-	26,185
Professional Services	18,500	-	18,500
Total Operating Expenses	194,116	112,269	306,385
Net Operating Loss	(194,116)	(112,269)	(306,385)
Other Income (Expenses)
Gain on Mineral Claim Sales	4,500	-	4,500
Gain on Joint-Ventures	-	-	-
Impairment Expense	-	-	-
Interest Income	545	-	545
Interest Expense	(62,739)	-	(62,739)
Loss on Conversion of Debt	-	-	-
Bad Debt Expense	-	-	-
Accretion Expense	(127)	-	(127)
Other Expense	(175,047)	-	(175,047)
Loss on Settlement	-	-	-
Realized Gain (Loss) on Investment	-	-	-
Gain (Loss) on Derivative Liability	-	-	-
Net Other Income (Expenses)	(232,868)	-	(232,868)
Net Loss	(426,984)	(112,269)	(539,253)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	98,127,893		98,127,893
Basic Net Loss per Share	$(0.00)		$(0.00)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	98,127,893		98,127,893
Diluted Net Loss per Share	$(0.00)		$(0.00)

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2012 (Unaudited)

	Jun 30, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$110,388	-	$110,388
Accounts Receivable	-	-	-
Total Current Assets	110,388	-	110,388

Other Assets
Certificates of Deposit	172,255	-	172,255
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,110,387	(312,898)	1,797,489
Property, Plant & Equipment, net of accumulated depreciation	681,515	-	681,515
Purchase Option - Taber Mine	16,000	-	16,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	2,987,498	(312,898)	2,674,600
TOTAL ASSETS	$3,097,886	$(312,898)	$2,784,988

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$44,638	-	$44,638
Accrued Expenses - related party	828,474	-	828,474
Accrued Interest	10,823	-	10,823
Convertible notes payable (net of discount of $213,201)	161,798	-	161,798
Note Payable (net of discount of $0)	-	-	-
Note Payable – Ruby Mine Mortgage	1,857,245	-	1,857,245
Total Current Liabilities	2,902,978	-	2,902,978

Long-Term Liabilities
Asset Retirement Obligation	5,274	-	5,274
Total Long-Term Liabilities	5,274	-	5,274
Total Liabilities	$2,908,252	-	$2,908,252

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2012	-	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2012	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 99,627,904 shares issued and outstanding at June 30, 2012	99,628	-	99,628
Additional Paid-In Capital	11,999,318	-	11,999,318
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,938,412)	(312,898)	(12,251,310)
Total Stockholders’ Equity (Deficit)	189,634	(312,898)	(123,264)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,097,886	(312,898)	$2,784,988

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2012 (Unaudited)

	3 months ended June 30, 2012	Adjustments	As Restated	6 months ended June30, 2012	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	$-	$-	-	$-
Cost of Revenue	-	-	-	-	-	-
Gross Loss	-	-	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	6,000	-	6,000	6,000	-	6,000
General & Administrative Costs	72,701	-	72,701	166,286	-	166,286
Mining Property Costs	32,687	106,349	139,036	88,533	218,617	307,150
Impairment Expense	-	-	-	-	-	-
Accretion Expense	-	-	-	-	-	-
Depreciation Expense	26,185	-	26,185	52,370	-	52,370
Professional Services	6,750	-	6,750	25,250	-	25,250
Total Operating Expenses	144,323	106,349	250,672	338,439	218,617	557,056
Net Operating Loss	(144,323)	(106,349)	(250,672)	(338,439)	(218,617)	(557,056)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	-	4,500	-	4,500
Gain on Joint-Ventures	-	-	-	-	-	-
Impairment Expense	-	-	-	-	-	-
Interest Income	(120)	-	(120)	425	-	425
Interest Expense	(105,048)	-	(105,048)	(167,787)	-	(167,787)
Loss on Conversion of Debt	-	-	-	-	-	-
Bad Debt Expense	-	-	-	-	-	-
Accretion Expense	(76)	-	(76)	(203)	-	(203)
Other Expense	-	-	-	(175,047)	-	(175,047)
Loss on Settlement	-	-	-	-	-	-
Realized Gain (Loss) on Investment	-	-	-	-	-	-
Gain (Loss) on Derivative Liability	-	-	-	-	-	-
Net Other Income (Expenses)	(105,244)	-	(105,244)	(338,112)	-	(338,112)
Net Loss	(249,567)	(106,349)	(355,916)	(676,551)	(218,617)	(895,168)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,296,795	-	99,296,795	98,712,344	-	98,712,344
Basic Net Loss per Share	$(0.00)	-	$(0.00)	$(0.01)	-	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	99,296,795	-	99,296,795	98,712,344	-	98,712,344
Diluted Net Loss per Share	$(0.00)	-	$(0.00)	$(0.01)	-	$(0.01)

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2012 (Unaudited)

	Sep 30, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$70,726	-	$70,726
Accounts Receivable	-	-	-
Total Current Assets	70,726	-	70,726

Other Assets
Certificates of Deposit	172,378	-	172,378
Deferred Financing Costs, net	21,131	-	21,131
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,187,207	(389,718)	1,797,489
Property, Plant & Equipment, net of accumulated depreciation	660,083	-	660,083
Purchase Option - Taber Mine	22,000	-	22,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	3,070,140	(389,718)	2,680,422
TOTAL ASSETS	$3,140,866	(389,718)	$2,751,148

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$31,165	-	$31,165
Accrued Expenses - related party	850,474	-	850,474
Accrued Interest	18,513	-	18,513
Convertible notes payable (net of discount of $240,325)	357,675	-	357,675
Note Payable (net of discount of $0)	-	-	-
Derivative Liability	585,498	-	585,498
Note Payable – Ruby Mine Mortgage	1,841,095	-	1,841,095
Total Current Liabilities	3,684,420	-	3,684,420

Long-Term Liabilities
Asset Retirement Obligation	5,350	-	5,350
Total Long-Term Liabilities	5,350	-	5,350
Total Liabilities	$3,689,770	-	$3,689,770

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at September 30, 2012	-		-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at September 30, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized, 0 issued and outstanding at September 30, 2012	-	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 100,497,622 shares issued and outstanding at September 30, 2012	100,498	-	100,498
Additional Paid-In Capital	12,047,659	-	12,047,659
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(12,726,061)	(389,718)	(13,115,779
Total Stockholders’ Equity (Deficit)	(548,904)	(389,718)	(938,622)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,140,866	(389,718)	$2,751,148

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2012 (Unaudited)

	3 months ended Sept 30, 2012 (as reported)	Adjustments	As Restated	9 months ended Sept 30, 2012 (as reported)	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-	$-	$-	$-
Cost of Revenue	-	-	-	-	-	-
Gross Loss	-	-	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	-	-	-	6,000	-	6,000
General & Administrative Costs	85,640	-	85,640	251,926	-	251,926
Mining Property Costs	63,326	76,820	140,146	151,859	295,437	447,296
Impairment Expense	-	-	-	-	-	-
Accretion Expense	-	-	-	-	-	-
Depreciation Expense	21,432	-	21,432	73,802	-	73,802
Professional Services	10,922	-	10,922	36,172	-	36,172
Total Operating Expenses	181,320	76,820	258,140	519,759	295,437	815,196
Net Operating Loss	(181,320)	(76,820)	(258,140)	(519,759)	(295,437)	(815,196)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	-	4,500	-	4,500
Gain on Joint-Ventures	-	-	-	-	-	-
Impairment Expense	-	-	-	-	-	-
Interest Income	159	-	159	584	-	584
Interest Expense	(155,881)	-	(155,881)	(323,668)	-	(323,668)
Loss on Conversion of Debt	-	-	-	-	-	-
Bad Debt Expense	982	-	982	982	-	982
Accretion Expense	(76)	-	(76)	(279)	-	(279)
Other Expense	(2,222)	-	(2,222)	(177,269)	-	(177,269)
Loss on Settlement	-	-	-	-	-	-
Realized Gain (Loss) on Investment	-	-	-	-	-	-
Gain (Loss) on Derivative Liability	(449,291)	-	(449,291)	(449,291)	-	(449,291)
Net Other Income (Expenses)	(606,329)	-	(606,329)	(944,441)	-	(944,441)
Net Loss	(787,649)	(76,820)	(864,469)	(1,464,200)	(295,437)	(1,759,637)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	100,200,957	-	100,200,957	99,212,170	-	99,212,170
Basic Net Loss per Share	$(0.01)		$(0.01)	$(0.01)		$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	100,200,957	-	95,880,831	99,212,170	-	89,719,476
Diluted Net Loss per Share	$(0.01)	-	$(0.01)	$(0.01)	-	$(0.01)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the principal executive/principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2012. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes having the following material weaknesses from the audited year ended December 31, 2012.

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

•
As of December 31 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the Company’s annual audit Management evaluated remediation plans related to the above internal control deficiencies. Management analyzed the costs and benefits of several different options to improve our internal controls over financial reporting. The following options for improving the controls were analyzed (i) hiring a qualified CFO with both GAAP and SEC reporting experience (ii) forming an internal audit department (iii) subscribing to GAAP and SEC reporting databases (iv) additional staffing to provide segregation of duties and a review infrastructure for financial reporting (v) An information technology department to provide security over our information and to help facilitate electronic filing. In the evaluation, Management estimated implementation of the proposed remediation plan as within 1 to 2 years. It was concluded from our evaluation that the costs to implement the plan were greater than the benefits to be received, and Management therefore passed on implementation until operations of the Company have improved. Due to the current operating condition of the company, and the current and future outlook of the economic climate, we do not foresee the ability to adequately implement the remediation plan within the foreseeable future.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Perry Leopold	62	Chairman and Chief Executive Officer
Fred Michini	70	Director

Perry Leopold.  Mr. Leopold has served as Chairman and CEO of the Company since February 2006. Prior to joining the Company he led a number of successful enterprises over a 30 year period in a diverse number of fields, ranging from the arts and technology to finance and natural resources. In February 2006, Mr. Leopold was engaged as CEO to engineer the Company's total corporate restructuring and lead its re-emergence as the natural resources company formerly known as Enterayon, Inc. Mr. Leopold subsequently designed the Company's business model and incorporated state-of-the-art technology to assist in cost-efficient acquisition targeting, which has resulted in over 50 acquisitions of high-quality mining properties throughout British Columbia. Educated at the University of Pennsylvania, Mr. Leopold is also the founder and current President of Speebo Inc.(1), a privately owned exploration and development company. In addition, he is currently serving as President of Circular Logic, Inc., a registered Commodity Trading Advisor (CTA) and Commodity Pool Operator (CPO) firm specializing in commodity trading system development. Mr. Leopold is also the owner of The PAN Network, a private company he founded as a sole-proprietorship in 1981, and which has since been in continuous operation to the present day.

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

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Perry Leopold would not be considered “independent” under the NASDAQ rule due to the fact that he is an employee of our company.  Fred Michini would be considered “independent” under the NASDAQ rule due to the fact that he has not served on the board of directors of an affiliate within the past 3 years.

Board Meetings

During the fiscal year ended December 31, 2012, we had two directors. During the year fiscal year ended December 31, 2012, the Board held several meetings and has taken numerous actions by unanimous written consent.

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

As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two members, only one of which is considered independent.

Shareholder Communications

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to North Bay Resources Inc., PO Box 162, Skippack, PA 19474, Attn: Perry Leopold, CEO.

Section  16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These reports are filed on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, with respect to the fiscal year ended December 31, 2012 all the Reporting Persons have complied with applicable filing requirements.

Code of Ethics

We adopted a Code of Ethics on October 16, 2009 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is attached as Exhibit 14 to this registration statement.

Item 11.             Executive Compensation

The Company accrued or paid compensation to the Chief Executive Officer for services rendered to the Company in all capacities during the fiscal years shown in the Summary Compensation Table below. Deferred compensation accrued in 2012 and 2011 was $100,000 and $126,000.  These amounts represent the total deferred compensation of $216,000 expensed during each period, less $116,000 and $90,000 actually paid or settled in 2012 and 2011, respectively, as per the management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month.  The agreement includes Mr. Leopold’s base salary of $15,000 per month, and accrues entirely to deferred compensation during any period in which the commitment remains unpaid, which would be $216,000 in total deferred compensation annualized if no payments were made during the year.

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

Non-Qualified Deferred Compensation
The Company has adopted an unfunded Non-Qualified Deferred Compensation Plan to recognize unpaid compensation owed to our Chief Executive Officer  Under this Plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The Plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of December 31, 2012 and 2011, the outstanding balance of the Plan is $884,474 and $784,474, respectively.  There is no accrued interest associated with the Plan.

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

Date	Type of Stock	Number of Shares	Value
2/12/2007	Preferred (I)	100	$101,000
2/9/2007	Common	250,000	$31,250
12/21/2007	Common	10,000,000	$900,000
12/16/2008	Common	2,500,000	$50,000
8/11/2009	Preferred (A) (G) (1)	4,100,000	$253,785

There were no stock awards or bonuses of any kind to our Chief Executive Officer in 2010, 2011, or 2012.  In 2011, Mr. Leopold elected to reduce the amount of deferred compensation owed to him by $180,000 through the issuance of 2 million shares of stock.  The transaction is considered a purchase, and shares were valued as of the closing market price on the day of issuance.

(1)On July 25, 2012, all 100,000 outstanding shares of the Series G Convertible Preferred that were previously issued to Mr. Leopold in August 2009 were cancelled at the request of and consent of Mr. Leopold, the sole shareholder of the class.  Subsequent to the cancellation of said shares, a Certificate of Elimination of the Series G Convertible Preferred Stock was filed with the Secretary of State of the State of Delaware to eliminate entirely the Series G Convertible Preferred stock designation from our Articles of Incorporation.

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

Summary Compensation Table

Name and Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)(3)	Total ($)
Perry Leopold	2012	$180,000	$0	$0	$36,000	$216,000
Chief Executive Officer	2011	$180,000	$0	$0	$36,000	$216,000
	2010	$180,000	$0	$0	$36,000	$216,000
	2009	$180,000	$0	$253,785	$36,000	$469,785
	2008	$180,000	$0	$50,000	$36,000	$266,000
	2007	$180,000	$0	$1,032,250	$36,000	$1,248,250
	2006	$120,000	$0	$1,222,500	$96,000	$1,438,500

(1)
The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2012, 2011, 2010, 2009, 2008, 2007 and 2006 fiscal years for the aggregate grant date fair value of stock awards granted in such periods in accordance with FASB ASC Topic 718.

(2)
The base salary for Mr. Leopold is included in the management agreement with The PAN Network of $18,000 per month, all of which accrues to deferred compensation in the event it is unpaid when due each month.

(3)
“All Other Compensation” includes additional consideration due to the management contract with The PAN Network, which is wholly-owned by Mr. Leopold.  This agreement is for $18,000 per month, which includes Mr. Leopold’s base salary of $15,000 per month.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2012, and each person who served as an executive officer of North Bay Resources as of December 31, 2012:

2012 Grants of Plan Based Awards

Name	Grant Date	All Other Stock Awards (# of Shares) (1)	Closing Market Price of Awards on the Date of Grant	Grant Date Fair Value of Stock Awards ($)
Perry Leopold	-	0	$-	$0
Chairman and Chief Executive Officer

Outstanding Equity Awards at December 31, 2012

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2011 and 2012 that remain outstanding as of December 31, 2012. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards
Name		Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)
Perry Leopold	2012	0	0	0.00	12/31/12	0	0

COMPENSATION OF DIRECTORS

Director Compensation for Year Ended December 31, 2012

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Perry Leopold	$--	$--	$--	$--	$--	$--	$--
Fred Michini	$--	$-	$--	$--	$--	$--	$-
———————
(1)	Mr. Leopold did not receive any compensation in his capacity as director for the Company in the year ended December 31, 2012.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2012. During the fiscal year ended December 31, 2012, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Outstanding Equity Awards at Fiscal Year-end.

There were no outstanding equity awards for our Executive officers in the most recent fiscal year ended December 31, 2012.

Standard Director Compensation Arrangement

We do not have a standard compensation arrangement for directors.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2012, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2012, with respect to the beneficial ownership of the Company’s outstanding voting securities by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Ownership Percent of Class (%)**		Total Voting Percent of Class (%)**

Common	Perry Leopold(4)(5)	15,044,362	14.75%		80.00%	(5)
Common	Fred Michini	1,162,112	1.14%		0.23%
Common	Tangiers (3)	9,460,320	9.27%		1.85%
Common	Ruby Development Company(6)	24,000,000	23.53%		4.71%
Common	All executive officers and directors as a group (2 persons)	16,206,474	15.89%		80.23%
Series A Preferred	Perry Leopold(4)	4,000,000	100%		100%
Series I Preferred	Perry Leopold(5)	100	100%	(5)	100%	(5)

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

(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 102,002,731 shares of common stock outstanding on December 31, 2012 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2011, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Tangiers is the investor under the Securities Purchase Agreement, and currently owns 4,410,320 shares of common stock. All investment decisions of, and control of, Tangiers, LP are held by Robert Papiri and Michael Sobeck, its managing partners. Tangiers Capital, LLC makes the investment decisions on behalf of and controls Tangiers, LP. Tangiers acquired all shares being registered in this offering in a financing transaction with us.  As of December 31, 2012, Tangiers also holds an aggregate of 5,050,000 warrants, as follows:  (a) 2.5 million 5 year warrants convertible to common stock and exercisable at $0.05 pursuant to a $50,000 Convertible Promissory Note Agreement dated September 27, 2010, (b) 250,000 5 year warrants convertible to common stock and exercisable at $0.115 pursuant to a $50,000 Convertible Promissory Note Agreement dated December 29, 2011, (c) 500,000 5 year warrants convertible to common stock and exercisable at $0.13 pursuant to two $50,000 Convertible Promissory Note Agreements dated February 2, 2012, (d) 500,000 5 year warrants convertible to common stock and exercisable at $0.09 pursuant to two $37,500 Convertible Promissory Note Agreements dated March 15, 2012, (e) 150,000 5 year warrants convertible to common stock and exercisable at $0.07 pursuant to a $50,000 Convertible Promissory Note Agreement dated May 16, 2012, (f) 150,000 5 year warrants convertible to common stock and exercisable at $0.06 pursuant to a $25,000 Convertible Promissory Note Agreement dated May 30, 2012, and (g) 750,000 5 year warrants convertible to common stock and exercisable at $0.14 and 750,000 5 year warrants convertible to common stock and exercisable at $0.07 pursuant to a $100,000 Convertible Promissory Note Agreement dated June 19, 2012. The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

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

(6)
The four (4) principals of Ruby Development Company (“RDC”), R.E. Frederking Trustee, W. R. Frederking, G. W. Frederking, and R. L. Frederking., each own 2.5 million shares of common stock.  Ruby Development Company is also entitled to 10 million warrants, immediately exercisable, and giving them the option to purchase up to 10 million shares of common stock at $0.02 per share until December 30, 2015, 2 million 5 year warrants convertible to common stock and exercisable at $0.10 per share until May 1, 2016, and 2 million 5-year warrants convertible to common stock and exercisable at $0.09 per share until March 6, 2017. The warrants may be exercised, in whole or in part, any time, and from time to time, at RDC's discretion. The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

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

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Perry Leopold would not be considered “independent” under the NASDAQ rule due to the fact that he is an employee of our company.  Fred Michini is considered “independent” under the NASDAQ rule due to the fact that he has not served on the board of directors of or business dealings with an affiliate within the past 3 years.

Item 14.             Principal Accountant Fees and Services

The audited consolidated financial statements included herein for the fiscal years ended December 31, 2012 and December 31, 2011 have been audited by M&K CPAS, PLLC. The reports of M&K CPAS, PLLC are included herein in reliance upon the authority of this firm as experts in accounting and auditing.

M&K CPAS, PLLC has served as the Company’s independent registered public accounting firm since July 1, 2009. The following discussion presents fees for services rendered for 2012 and 2011.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011, the reviews of the quarterly interim financial statements included in our Form S-1 and amendments for the fiscal years ended December 31, 2012 and 2011, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended December 31, 2012) and billed to us by M&K CPAS, PLLC for the year ended December  31, 2011, including out-of-pocket costs were approximately $38,750 and $24,500, respectively. There were no other audit related, tax, or other fees billed by M&K CPAS, PLLC

PART IV

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
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2013.

Signature	Title

/s/ Perry Leopold	President, Chief Executive Officer and Director
Perry Leopold	(Principal Executive Officer), Chief Financial Officer (Principal Accounting, Officer) and Chairman of the Board of Directors

/s/ Fred Michini
Fred Michini	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)

10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(27)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on October 25, 2012, and incorporated by this reference as an exhibit to this Form 10-K.

(28)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on November 27, 2012, and incorporated by this reference as an exhibit to this Form 10-K.

(29)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on November 28, 2012, and incorporated by this reference as an exhibit to this Form 10-K.

(30)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on December 28, 2012, and incorporated by this reference as an exhibit to this Form 10-K.

(31)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 5, 2013, and incorporated by this reference as an exhibit to this Form 10-K.