Form 10-K/A
period 2012-12-31
NORTH BAY RESOURCES INC
filed 2013-08-01
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

STATEMENT REGARDING THIS FILING

This filing reflects the restatement of our annual reports for the years ended December 31, 2012 and December 31, 2011, as well as our quarterly reports for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  These restatements reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through December 31, 2012 which may be considered to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values. These restatements should be read in conjunction with our previously filed annual reports on Form 10-K for the years ended December 31, 2012 and December 31, 2011, and our quarterly reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  Please see Note 10 and Note 19 to our financial statements herein for further information.

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

Recent Material Developments

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of December 31, 2012 and December 31, 2011 was $367,490 and $88,273, respectively. These amounts include interest at 10% per annum from the date of the respective purchases. Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

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

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through December 31, 2012 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

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

/s/ M&K CPAS, PLLC
Houston, Texas
March 26, 2013 , except for Notes 3, 10, 16 and 19 which are as of July 31, 2013

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 (RESTATED) AND DECEMBER 31, 2011 (RESTATED)

	Dec 31, 2012 (restated)	Dec 31, 2011 (restated)

ASSETS
Current Assets
Cash	$42,008	$129,888
Accounts Receivable	-	982
Total Current Assets	42,008	130,870

Other Assets
Certificates of Deposit	172,499	171,875
Deferred Financing Costs, net	14,471	-
Goodwill	-	5,341
Mining Claims – Unproved	1,797,488	1,797,564
Property, Plant & Equipment, net of accumulated depreciation	635,212	733,885
Other Assets	-	4,000
Available For Sale Securities	12,550	-
Reclamation Bond – Fraser River	2,000	-
Total Other Assets	2,634,220	2,712,665
TOTAL ASSETS	$2,676,228	$2,843,535

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$56,617	$5,942
Accrued Expenses - Related Party	884,474	784,474
Accrued Expenses – Ruby Mine	12,250	-
Accrued Interest	41,363	-
Convertible notes payable (net of discounts of $166,307 and $0, respectively)	608,193	25,000
Deferred Gain	9,835	-
Derivative Liability	496,827	-
Note Payable – Ruby Mine Mortgage	1,774,822	1,889,185
Note Payable (net of discounts of $0 and $20,568, respectively)	-	4,432
Total Current Liabilities	3,884,381	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,584	5,147
Total Long-Term Liabilities	5,584	5,147
Total Liabilities	$3,889,965	$2,714,180

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 4,517,601 and 880,982 shares outstanding at December 31, 2012 and December 31, 2011, respectively	367,490	88,273
Total Commitment & Contingencies	$367,490	$88,273

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4,000	4,000

Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 0 and 100,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 97,485,130 and 96,783,480 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	97,485	96,783
Additional Paid-In Capital	11,805,636	11,271,341
Stock Payable	-	25,000
Accumulated Other Comprehensive Income	(12,500)	-
Deficit Accumulated During Exploration Stage	(13,475,848)	(11,356,142)
Total Stockholders’ Equity (Deficit)	(1,581,227)	41,082
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,676,228	$2,843,535

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING
DECEMBER 31, 2012 AND 2011 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012  (RESTATED)

	12 months ended December 31, 2012 (restated)	12 months ended December 31, 2011 (restated)	Since inception (June 18, 2004 - December 31, 2012) (restated)

Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	9,000	43,216	312,000
General & Administrative Costs	339,524	345,451	9,160,947
Mining Property Costs	591,926	265,137	1,672,351
Depreciation Expense	98,673	60,560	159,233
Impairment Expense	5,341	124,343	145,995
Accretion Expense	513	243	756
Professional Services	79,714	52,970	250,432
Total Operating Expenses	1,124,691	891,920	11,701,714
Net Operating Loss	(1,124,691)	(891,920)	(11,701,714)
Other Income (Expenses)
Gain on Mineral Claim Sales	4,500	103,500	227,744
Other Income from Mineral Claims	32,500	-	309,649
Interest Income	831	532	1,472
Interest Expense	(644,773)	(166,748)	(906,959)
Gain/Loss on Derivative Liability	(386,833)	-	(386,833)
Loss on Conversion of Debt	-	-	(137,000)
Bad Debt (Expense) / Recovery	982	(29,018)	(47,185)
Loss on Settlement	-	(62,095)	(62,095)
Other Expense	(2,222)	-	(2,222)
Realized Gain (Loss) on Investment	-	-	(97,109)
Net Other Income (Expenses)	(995,015)	(153,829)	(1,100,538)
Loss From Continuing Operations	(2,119,706)	(1,045,749)	(12,802,252)
Loss From Discontinued Operations	-	-	(673,596)
Net Loss	(2,119,706)	(1,045,749)	(13,475,848)
Accretion of Discount on Redeemable Common Stock	(29,516)	-	(29,516)
Excess Cash Received Compared to Redeemable Amount of Stock	-	974	974
Interest on Redeemable Common Stock	(22,701)	(247)	(22,948)
Net Loss Attributable to Common Shareholders	(2,171,923)	(1,045,022)	(13,527,338)
Unrealized Loss on Available For Sale Securities	(12,500)	-	(12,500)
Total Comprehensive Loss	(2,184,423)	(1,045,022)	(13,539,838)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,799,411	91,479,959
Basic Net Gain (Loss) per Share	$(0.02)	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	99,799,411	91,479,959
Diluted Net Gain (Loss) per Share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)

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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Common Stock issued for cash	-	-	-	-	-	-	9,433,985	9,434	758,566	-	-	-	768,000
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	4,459,092	4,459	169,393	-	-	-	173,852
Common Stock issued for services	-	-	-	-	-	-	42,857	43	2,957	-	-	-	3,000
Common Stock issued for settlement of services	-	-	-	-	-	-	550,000	550	61,545	-	-	-	62,095
Common Stock issued for deferred compensation	-	-	-	-	-	-	2,000,000	2,000	178,000	-	-	-	180,000
Common Stock issued for directors compensation	-	-	-	-	-	-	111,112	111	9,889	-	-	-	10,000
Discount on convertible notes from beneficial conversion feature	-	-	-	-	-	-	-	-	70,568	-	-	-	70,568
Term Extension of Ruby warrants	-	-	-	-	-	-	-	-	2,519	-	-	-	2,519
Warrants issued for Purchase Option – Ruby Mine	-	-	-	-	-	-	-	-	219,940	-	-	-	219,940
Stock payable for warrant exercise	-	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Excess cash received compared to redeemable amount for stock	-	-	-	-	-	-	-	-	974	-	-	-	974
Interest on redeemable stock	-	-	-	-	-	-	-	-	(247)	-	-	-	(247)
Net loss for year (restated)	-	-	-	-	-	-	-	-	-	-	(1,045,749)	-	(1,045,749)
Balance at 12/31/2011 (restated)	4,000,000	100,000	100	$4,000	$100	$-	96,783,480	$96,783	$11,271,341	$25,000	$(11,356,142)	$-	$41,082

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012 (RESTATED)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Cancellation of Series G Preferred	-	(100,000)	(100)	-	-	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	116,650	117	10,543	-	-	-	10,660
Common Stock issued for deferred financing costs	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Common Stock issued for stock payable	-	-	-	-	-	-	500,000	500	24,500	(25,000)	-	-	-
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(12,500)	(12,500)
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	49,795	-	-	-	49,795
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(29,516)	-	-	-	(29,516)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(22,701)	-	-	-	(22,701)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,119,706)	-	(2,119,706)
Balance at 12/31/2012 (restated)	4,000,000	-	-	$4,000	$-	$-	97,485,130	$97,485	$11,805,636	$-	$(13,475,848)	$(12,500)	$(1,581,227)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2012 AND 2011 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2012  (RESTATED)

	12 months Ended December 31, 2012 (restated)	12 months Ended December 31, 2011 (restated)	Since inception (June 18, 2004 to December 31, 2012)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,119,706)	$(1,045,749)	$(13,475,848)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on option payments received – non-cash	(25,050)	-	(135,985)
Gain on sale of claims	(4,500)	(73,500)	(182,834)
Common Stock issued for services	10,660	3,000	5,123,677
Common Stock issued to director for services	-	10,000	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	175,047	-	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	62,095	62,095
Bad debt expense	-	29,018	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	356,552	138,475	575,958
Amortization of deferred financing cost	15,639	-	15,639
Change in derivative liability	386,833	-	386,833
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	98,673	60,560	159,233
Accretion Expense	513	243	756
Impairment Expense	5,341	124,343	145,995
Changes in operating assets and liabilities:
Accounts receivable	982	(30,000)	(29,018)
Prepaid Expenses	-	9,910	9,910
Other assets	1,376	-	1,376
Accrued expenses – related party	100,000	136,030	1,200,593
Accrued expenses	54,149	-	54,149
Accounts Payable	50,675	-	50,675
Other current assets	-	(257)	(29,316)
Net Cash Used in Operating Activities	(892,816)	(575,832)	(2,978,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(12,459)	(12,459)
Cash received from sales of claims	14,335	73,500	192,669
Cash paid for claims acquired	-	-	(16,311)
Cash paid for Ruby Purchase	-	(277,006)	(361,093)
Cash paid for purchase of Taber Mine Option	-	(4,000)	(4,000)
Net Cash Provided by/Used in Investing Activities	14,335	(219,965)	(201,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of redeemable common stock	201,464	90,000	291,464
Proceeds from sale of common stock	-	767,000	1,522,700
Deferred Financing Costs	(24,500)	-	(24,500)
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	25,000	25,000
Debt Repayments	(114,363)	(103,315)	(217,678)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	728,000	100,000	1,381,812
Net Cash Provided by Financing Activities	790,601	878,685	3,221,792
Net cash increase (decrease) for period	(87,880)	82,888	42,008
Cash at beginning of period	129,888	47,000	-
Cash at end of period	42,008	129,888	42,008
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$219,941	$369,837
Term extension of Ruby Mine warrants	$-	$2,519	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$321,002	$70,568	$177,974
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$179,999	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$801,442	$801,442
Note payable for Ruby Mine acquisition	$-	$1,990,000	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$-	$174,118	$174,118
Revision to Asset Retirement Obligation	$76	$166,714	$166,790
Common stock issued for conversion of convertible debt	$-	$173,852	$173,852
Common stock issued for stock payable	$25,000	$-	$25,000
Equity draw on redeemable common stock applied towards note principal owed	$25,536	$-	$25,536
Common Stock issued for deferred financing costs	$5,610	$-	$5,610
Debt discount due to derivative liability	$159,789	$-	$136,207
Cancellation of preferred shares	$100	$-	$100
Settlement of Derivative liability	$49,795	$-	$49,795
Accretion of Discount on Redeemable Common Stock	$29,516	$-	$29,516
Excess Cash Received Compared to Redeemable Amount of Stock	$-	$974	$974
Interest on Redeemable Common Stock	$22,701	$247	$22,948
Unrealized loss on AFS	$12,500	$-	$12,500

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

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through December 31, 2012 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

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

NOTE 10           COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of December 31, 2012 and December 31, 2011 was $367,490 and $88,273, respectively. These amounts include interest at 10% per annum from the date of the respective purchases. Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

The following shows the changes in the redeemable common stock from October 24, 2011 through December 31, 2012.

Cash received for 880,982 shares issued after October 24, 2011	$89,000
Mark redeemable common stock down to the redeemable amount	(974)
Interest on redeemable common stock	247
Redeemable common stock value at December 31, 2011	$88,273
Cash and note relief received for 3,636,619 shares issued	227,000
Mark redeemable common stock up to the redeemable amount	29,516
Interest on redeemable common stock	22,701
Redeemable common stock value at December 31, 2012	$367,490

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

During 2011, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of December 31, 2011, the Company has issued an aggregate of 10,314,967 of these registered shares to Tangiers, in consideration of $857,000. The Company issued 880,982 shares after October 24, 2011. As noted within footnote 10, the shares issued after this date were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

During 2012, the Company issued 3,636,619 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of cash received of $227,000.  Related to the consideration received, $201,464 was received in cash, and the remaining $25,536 was applied as principal and interest to retire a $25,000 note payable to Tangiers dated December 30, 2011. As noted within footnote 10, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

NOTE 19          RESTATEMENT OF THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011, AND PERIODS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 2012

The Company has restated its annual financial statements from amounts previously reported for the years ended December 31, 2012 and December 31, 2011.

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

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through December 31, 2012 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Dec 31, 2012 As Previously Reported	Adjustments	As Restated	Dec 31, 2011 As Previously Reported	Adjustments	As Restated

ASSETS
Current Assets
Cash	$42,008	-	42,008	$129,888	-	129,888
Accounts Receivable	-		-	982		982
Total Current Assets	42,008	-	42,008	130,870	-	130,870

Other Assets
Certificates of Deposit	172,499	-	172,499	171,875	-	171,875
Deferred Financing Costs, net	14,471	-	14,471	-	-	-
Goodwill	-	-	-	5,341	-	5,341
Mining Claims – Unproved	1,797,488	-	1,797,488	1,891,845	(94,281)	1,797,564
Property, Plant & Equipment, net of accumulated depreciation	635,212	-	635,212	733,885	-	733,885
Other Assets	-	-	-	4,000	-	4,000
Available For Sale Securities	12,550	-	12,550	-	-	-
Reclamation Bond – Fraser River	2,000	-	2,000	-	-	-
Total Other Assets	2,634,220	-	2,634,220	2,806,946	(94,281)	2,712,665
TOTAL ASSETS	$2,676,228	-	2,676,228	$2,937,816	(94,281)	2,843,535

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$56,617	-	56,617	$5,942	-	5,942
Accrued Expenses - Related Party	884,474	-	884,474	784,474	-	784,474
Accrued Expenses – Ruby Mine	12,250	-	12,250	-	-	-
Accrued Interest	41,363	-	41,363	-	-	-
Convertible notes payable (net of discounts of $166,307 and $0, respectively)	608,193	-	608,193	25,000	-	25,000
Deferred Gain	9,835	-	9,835	-	-	-
Derivative Liability	496,827	-	496,827	-	-	-
Note Payable – Ruby Mine Mortgage	1,774,822	-	1,774,822	1,889,185	-	1,889,185
Note Payable (net of discounts of $0 and $20,568, respectively)	-	-	-	4,432	-	4,432
Total Current Liabilities	3,884,381	-	3,884,381	2,709,033	-	2,709,033

Long-Term Liabilities
Asset Retirement Obligation	5,584	-	5,584	5,147	-	5,147
Total Long-Term Liabilities	5,584	-	5,584	5,147	-	5,147
Total Liabilities	$3,889,965	-	3,889,965	$2,714,180	-	2,714,180

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 4,517,601 and 880,982 shares outstanding at December 31, 2012 and December 31, 2011, respectively	$-	367,490	367,490	-	88,273	88,273
Total Commitment & Contingencies	$-	367,490	367,490	-	88,273	88,273

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-		-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4,000	-	4,000	4,000	-	4,000

Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 0 and 100,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-	-	100	-	100

Common stock, $0.001 par value, 250,000,000 shares authorized, 97,485,130 and 96,783,480 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	102,003	(4,518)	97,485	97,664	(881)	96,783
Additional Paid-In Capital	12,168,608	(362,972)	11,805,636	11,358,733	(87,392)	11,271,341
Stock Payable	-	-	-	25,000	-	25,000
Accumulated Other Comprehensive Income	(12,500)	-	(12,500)	-	-	-
Deficit Accumulated During Exploration Stage	(13,475,848)	-	(13,475,848)	(11,261,861)	(94,281)	(11,356,142)
Total Stockholders’ Equity (Deficit)	(1,213,737)	(367,490)	(1,581,227)	223,636	(182,554)	41,082
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,676,228	-	2,676,228	$2,937,816		2,843,535

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDING DECEMBER 31, 2011

	12 months ended December 31, 2011	Adjustments	As restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
Commissions & Consulting Fees	43,216	-	43,216
General & Administrative Costs	345,451	-	345,451
Mining Property Costs	170,856	94,281	265,137
Impairment Expense	124,343	-	124,343
Accretion Expense	243	-	243
Depreciation Expense	60,560	-	60,560
Professional Services	52,970	-	52,970
Total Operating Expenses	797,639	94,281	891,920
Net Operating Loss	(797,639)	(94,281)	(891,920)
Other Income (Expenses)
Gain on Mineral Claim Sales	103,500	-	103,500
Gain on Joint-Ventures	-	-	-
Impairment Expense	-	-	-
Interest Income	532	-	532
Interest Expense	(166,748)	-	(166,748)
Loss on Conversion of Debt	-	-	-
Bad Debt Expense	(29,018)	-	(29,018)
Accretion Expense	-	-	-
Other Expense	-	-	-
Loss on Settlement	(62,095)	-	(62,095)
Realized Gain (Loss) on Investment	-	-	-
Gain (Loss) on Derivative Liability	-	-	-
Net Other Income (Expenses)	(153,829)	-	(153,829)
Net Loss	(951,468)	(94,281)	(1,045,749)
Excess Cash Received Compared to Redeemable Amount of Stock	-	974	974
Interest on Redeemable Common Stock	-	(247)	(247)
Net Loss Attributable to Common Shareholders	(951,468)	(93,554)	(1,045,022)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	91,479,959	-	91,479,959
Basic Net Gain (Loss) per Share	$(0.01)		$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	91,479,959	-	91,479,959
Diluted Net Gain (Loss) per Share	$(0.01)	-	$(0.01)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDING DECEMBER 31, 2012

	12 months ended December 31, 2012	Adjustments	As restated
Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	9,000		9,000
General & Administrative Costs	339,524	-	339,524
Mining Property Costs	591,926	-	591,926
Depreciation Expense	98,673	-	98,673
Impairment Expense	5,341	-	5,341
Accretion Expense	513	-	513
Professional Services	79,714	-	79,714
Total Operating Expenses	1,124,691	-	1,124,691
Net Operating Loss	(1,124,691)	-	(1,124,691)
Other Income (Expenses)		-
Gain on Mineral Claim Sales	4,500		4,500
Other Income from Mineral Claims	32,500	-	32,500
Interest Income	831	-	831
Interest Expense	(644,773)	-	(644,773)
Gain/Loss on Derivative Liability	(386,833)	-	(386,833)
Loss on Conversion of Debt	-	-	-
Bad Debt (Expense) / Recovery	982	-	982
Loss on Settlement	-	-	-
Other Expense	(2,222)	-	(2,222)
Realized Gain (Loss) on Investment	-	-	-
Net Other Income (Expenses)	(995,015)	-	(995,015)
Loss From Continuing Operations	(2,119,706)	-	(2,119,706)
Loss From Discontinued Operations	-	-	-
Net Loss	(2,119,706)	-	(2,119,706)
Accretion of Discount on Redeemable Common Stock	-	(29,516)	(29,516)
Interest on Redeemable Common Stock	-	(22,701)	(22,701)
Net Loss Attributable to Common Shareholders	(2,119,706)	(52,217)	(2,171,923)
Unrealized Loss on Available For Sale Securities	(12,500)	-	(12,500)
Total Comprehensive Loss	(2,132,206)		(2,184,423)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,799,411	-	99,799,411
Basic Net Gain (Loss) per Share	$(0.02)	-	$(0.02)

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2012 (Unaudited)

	Mar 31, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$118,734	-	$118,734
Accounts Receivable	-	-	-
Total Current Assets	118,734	-	118,734

Other Assets
Certificates of Deposit	172,133	-	172,133
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,004,295	(206,550)	1,797,745
Property, Plant & Equipment, net of accumulated depreciation	707,700	-	707,700
Purchase Option - Taber Mine	10,000	-	10,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	2,901,469	(206,550)	2,694,919
TOTAL ASSETS	$3,020,203	$(206,550)	$2,813,653

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$30,976	-	$30,976
Accrued Expenses - related party	812,474	-	812,474
Accrued Interest	3,348	-	3,348
Convertible notes payable (net of discount of $146,198)	53,802	-	53,802
Note Payable (net of discount of $4,069)	5,931	-	5,931
Note Payable – Ruby Mine Mortgage	1,873,275	-	1,873,275
Total Current Liabilities	2,779,806	-	2,779,806

Long-Term Liabilities
Asset Retirement Obligation	5,198	-	5,198
Total Long-Term Liabilities	5,198	-	5,198
Total Liabilities	$2,785,004	-	$2,785,004

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 1,914,491and 880,982 shares outstanding at March 31, 2012 and December 31, 2011, respectively	-	189,904	189,904
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2012	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2012	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 96,810,130 shares issued and outstanding at March 31, 2012	98,725	(1,915)	96,810
Additional Paid-In Capital	11,796,219	(187,989)	11,608,230
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,688,845)	(206,550)	(11,895,395)
Total Stockholders’ Equity (Deficit)	235,199	(396,454)	(161,255)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,020,203	(206,550)	$2,813,653

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2012 (Unaudited)

	3 months ended March 31, 2012 (as reported)	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
Commissions & Consulting Fees	-	-	-
General & Administrative Costs	93,585	-	93,585
Mining Property Costs	55,846	112,269	168,115
Impairment Expense	-	-	-
Accretion Expense	-	-	-
Depreciation Expense	26,185	-	26,185
Professional Services	18,500	-	18,500
Total Operating Expenses	194,116	112,269	306,385
Net Operating Loss	(194,116)	(112,269)	(306,385)
Other Income (Expenses)
Gain on Mineral Claim Sales	4,500	-	4,500
Gain on Joint-Ventures	-	-	-
Impairment Expense	-	-	-
Interest Income	545	-	545
Interest Expense	(62,739)	-	(62,739)
Loss on Conversion of Debt	-	-	-
Bad Debt Expense	-	-	-
Accretion Expense	(127)	-	(127)
Other Expense	(175,047)	-	(175,047)
Loss on Settlement	-	-	-
Realized Gain (Loss) on Investment	-	-	-
Gain (Loss) on Derivative Liability	-	-	-
Net Other Income (Expenses)	(232,868)	-	(232,868)
Net Loss	(426,984)	(112,269)	(539,253)
Accretion of Discount on Redeemable Common Stock	-	(14,606)	(14,606)
Interest on Redeemable Common Stock	-	(2,525)	(2,525)
Net Loss Attributable to Common Shareholders	(426,984)	(129,400)	(556,384)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	98,127,893
Basic Net Loss per Share	$(0.00)		$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	98,127,893		98,127,893
Diluted Net Loss per Share	$(0.00)		$(0.01)

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2012 (Unaudited)

	Jun 30, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$110,388	-	$110,388
Accounts Receivable	-	-	-
Total Current Assets	110,388	-	110,388

Other Assets
Certificates of Deposit	172,255	-	172,255
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,110,387	(312,898)	1,797,489
Property, Plant & Equipment, net of accumulated depreciation	681,515	-	681,515
Purchase Option - Taber Mine	16,000	-	16,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	2,987,498	(312,898)	2,674,600
TOTAL ASSETS	$3,097,886	$(312,898)	$2,784,988

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$44,638	-	$44,638
Accrued Expenses - related party	828,474	-	828,474
Accrued Interest	10,823	-	10,823
Convertible notes payable (net of discount of $213,201)	161,798	-	161,798
Note Payable (net of discount of $0)	-	-	-
Note Payable – Ruby Mine Mortgage	1,857,245	-	1,857,245
Total Current Liabilities	2,902,978	-	2,902,978

Long-Term Liabilities
Asset Retirement Obligation	5,274	-	5,274
Total Long-Term Liabilities	5,274	-	5,274
Total Liabilities	$2,908,252	-	$2,908,252

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 2,817,774 and 880,982 shares outstanding at June 30, 2012 and December 31, 2011, respectively	-	260,193	260,193
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2012	-	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2012	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 96,810,130 shares issued and outstanding at June 30, 2012	99,628	(2,818)	96,810
Additional Paid-In Capital	11,999,318	(257,375)	11,741,943
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,938,412)	(312,898)	(12,251,310)
Total Stockholders’ Equity (Deficit)	189,634	(573,091)	(383,457)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,097,886	(312,898)	$2,784,988

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2012 (Unaudited)

	3 months ended June 30, 2012	Adjustments	As Restated	6 months ended June30, 2012	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	$-	$-	-	$-
Cost of Revenue	-	-	-	-	-	-
Gross Loss	-	-	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	6,000	-	6,000	6,000	-	6,000
General & Administrative Costs	72,701	-	72,701	166,286	-	166,286
Mining Property Costs	32,687	106,349	139,036	88,533	218,617	307,150
Impairment Expense	-	-	-	-	-	-
Accretion Expense	-	-	-	-	-	-
Depreciation Expense	26,185	-	26,185	52,370	-	52,370
Professional Services	6,750	-	6,750	25,250	-	25,250
Total Operating Expenses	144,323	106,349	250,672	338,439	218,617	557,056
Net Operating Loss	(144,323)	(106,349)	(250,672)	(338,439)	(218,617)	(557,056)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	-	4,500	-	4,500
Gain on Joint-Ventures	-	-	-	-	-	-
Impairment Expense	-	-	-	-	-	-
Interest Income	(120)	-	(120)	425	-	425
Interest Expense	(105,048)	-	(105,048)	(167,787)	-	(167,787)
Loss on Conversion of Debt	-	-	-	-	-	-
Bad Debt Expense	-	-	-	-	-	-
Accretion Expense	(76)	-	(76)	(203)	-	(203)
Other Expense	-	-	-	(175,047)	-	(175,047)
Loss on Settlement	-	-	-	-	-	-
Realized Gain (Loss) on Investment	-	-	-	-	-	-
Gain (Loss) on Derivative Liability	-	-	-	-	-	-
Net Other Income (Expenses)	(105,244)	-	(105,244)	(338,112)	-	(338,112)
Net Loss	(249,567)	(106,349)	(355,916)	(676,551)	(218,617)	(895,168)
Accretion of Discount on Redeemable Common Stock	-	(6,836)	(6,836)	-	(21,442)	(21,442)
Interest on Redeemable Common Stock	-	(5,453)	(5,453)	-	(7,978)	(7,978)
Net Loss Attributable to Common Shareholders	(249,567)	(118,638)	(368,205)	(676,551)	(248,037)	(924,588)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,296,795	-	99,296,795	98,712,344	-	98,712,344
Basic Net Loss per Share	$(0.00)	-	$(0.00)	$(0.01)	-	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	99,296,795	-	99,296,795	98,712,344	-	98,712,344
Diluted Net Loss per Share	$(0.00)	-	$(0.00)	$(0.01)	-	$(0.01)

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2012 (Unaudited)

	Sep 30, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$70,726	-	$70,726
Accounts Receivable	-	-	-
Total Current Assets	70,726	-	70,726

Other Assets
Certificates of Deposit	172,378	-	172,378
Deferred Financing Costs, net	21,131	-	21,131
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,187,207	(389,718)	1,797,489
Property, Plant & Equipment, net of accumulated depreciation	660,083	-	660,083
Purchase Option - Taber Mine	22,000	-	22,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	3,070,140	(389,718)	2,680,422
TOTAL ASSETS	$3,140,866	(389,718)	$2,751,148

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$31,165	-	$31,165
Accrued Expenses - related party	850,474	-	850,474
Accrued Interest	18,513	-	18,513
Convertible notes payable (net of discount of $240,325)	357,675	-	357,675
Note Payable (net of discount of $0)	-	-	-
Derivative Liability	585,498	-	585,498
Note Payable – Ruby Mine Mortgage	1,841,095	-	1,841,095
Total Current Liabilities	3,684,420	-	3,684,420

Long-Term Liabilities
Asset Retirement Obligation	5,350	-	5,350
Total Long-Term Liabilities	5,350	-	5,350
Total Liabilities	$3,689,770	-	$3,689,770

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 3,602,492 and 880,982 shares outstanding at September 30, 2012 and December 31, 2011, respectively	-	314,757	314,757
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at September 30, 2012	-		-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at September 30, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized, 0 issued and outstanding at September 30, 2012	-	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 96,895,130 shares issued and outstanding at September 30, 2012	100,498	(3,603)	96,895
Additional Paid-In Capital	12,047,659	(311,154)	11,736,505
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(12,726,061)	(389,718)	(13,115,779
Total Stockholders’ Equity (Deficit)	(548,904)	(704,475)	(1,253,379)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,140,866	(389,718)	$2,751,148

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2012 (Unaudited)

	3 months ended Sept 30, 2012 (as reported)	Adjustments	As Restated	9 months ended Sept 30, 2012 (as reported)	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	$-	$-	$-	$-	$-
Cost of Revenue	-	-	-	-	-	-
Gross Loss	-	-	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	-	-	-	6,000	-	6,000
General & Administrative Costs	85,640	-	85,640	251,926	-	251,926
Mining Property Costs	63,326	76,820	140,146	151,859	295,437	447,296
Impairment Expense	-	-	-	-	-	-
Accretion Expense	-	-	-	-	-	-
Depreciation Expense	21,432	-	21,432	73,802	-	73,802
Professional Services	10,922	-	10,922	36,172	-	36,172
Total Operating Expenses	181,320	76,820	258,140	519,759	295,437	815,196
Net Operating Loss	(181,320)	(76,820)	(258,140)	(519,759)	(295,437)	(815,196)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	-	4,500	-	4,500
Gain on Joint-Ventures	-	-	-	-	-	-
Impairment Expense	-	-	-	-	-	-
Interest Income	159	-	159	584	-	584
Interest Expense	(155,881)	-	(155,881)	(323,668)	-	(323,668)
Loss on Conversion of Debt	-	-	-	-	-	-
Bad Debt Expense	982	-	982	982	-	982
Accretion Expense	(76)	-	(76)	(279)	-	(279)
Other Expense	(2,222)	-	(2,222)	(177,269)	-	(177,269)
Loss on Settlement	-	-	-	-	-	-
Realized Gain (Loss) on Investment	-	-	-	-	-	-
Gain (Loss) on Derivative Liability	(449,291)	-	(449,291)	(449,291)	-	(449,291)
Net Other Income (Expenses)	(606,329)	-	(606,329)	(944,441)	-	(944,441)
Net Loss	(787,649)	(76,820)	(864,469)	(1,464,200)	(295,437)	(1,759,637)
Accretion of Discount on Redeemable Common Stock	-	(4,157)	(4,157)	-	(25,599)	(25,599)
Interest on Redeemable Common Stock	-	(6,907)	(6,907)	-	(14,885)	(14,885)
Net Loss Attributable to Common Shareholders	(787,649)	(87,884)	(875,533)	(1,464,200)	(284,723)	(1,800,121)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	100,200,957	-	100,200,957	99,212,170	-	99,212,170
Basic Net Loss per Share	$(0.01)		$(0.01)	$(0.01)		$(0.02)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	100,200,957	-	95,880,831	99,212,170	-	89,719,476
Diluted Net Loss per Share	$(0.01)	-	$(0.01)	$(0.01)	-	$(0.02)

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
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: August 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 1, 2013.

Signature	Title

/s/ Perry Leopold	President, Chief Executive Officer and Director
Perry Leopold	(Principal Executive Officer), Chief Financial Officer (Principal Accounting, Officer) and Chairman of the Board of Directors

/s/ Fred Michini
Fred Michini	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)

10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures (32)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(32)Previously filed with the Company’s filing of Form 10-K, SEC file number 000-54213, filed on March 27, 2013, and incorporated by this reference as an exhibit to this Form 10-K.