Form 10-Q/A
period 2013-03-31
NORTH BAY RESOURCES INC
filed 2013-08-02
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

STATEMENT REGARDING THIS FILING

This filing reflects the restatement of our quarterly report for the period ended March 31, 2013. This restatement is to reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through March 31, 2013 and which may be considered to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values. These restatements should be read in conjunction with our previously filed quarterly reports on Form 10-Q for the period ended March 31, 2013. Please see Note 9 and Note 16 to our financial statements herein for further information.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012  (RESTATED)

	March 31, 2013 (restated)	December 31, 2012 (restated)
ASSETS
Current Assets
Cash	$69,994	$42,008
Total Current Assets	69,994	42,008

Other Assets
Available For Sale Securities	22,500	12,550
Prepaid Expenses	55,000	-
Certificates of Deposit	172,619	172,499
Deferred Financing Costs, net	8,126	14,471
Mining Claims – Unproved	1,797,488	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	611,152	635,212
Reclamation Bond – Fraser River	2,000	2,000
Total Other Assets	2,668,885	2,634,220
TOTAL ASSETS	$2,738,879	$2,676,228

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$58,256	$56,617
Accrued Expenses - Related Party	933,474	884,474
Accrued Expenses – Ruby Mine	5,906	12,250
Accrued Interest	49,776	41,363
Convertible notes payable (net of discounts of $62,242 and $166,307, respectively)	238,472	608,193
Deferred Gain	-	9,835
Derivative Liability	671,791	496,827
Note Payable – Ruby Mine Mortgage	1,128,112	1,774,822
Total Current Liabilities	3,085,787	3,884,381

Long-Term Liabilities
Convertible notes payable (net of discounts of $45,457 and $0, respectively)	415,640	-
Note Payable – Ruby Mine Mortgage	789,938	-
Asset Retirement Obligation	5,660	5,584
Total Long-Term Liabilities	1,211,238	5,584
Total Liabilities	$4,297,025	$3,889,965

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 6,729,181 and 4,517,601 shares outstanding at March 31, 2013 and December 31, 2012, respectively	459,663	367,490
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,000	4,000

Common stock, $0.001 par value, 250,000,000 shares authorized, 100,985,130 and 97,485,130 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	100,985	97,485
Additional Paid-In Capital	11,946,025	11,805,636
Accumulated Other Comprehensive Income/(Loss)	(2,550)	(12,500)
Deficit Accumulated During Exploration Stage	(14,066,269)	(13,475,848)
Total Stockholders’ Equity (Deficit)	(2,017,809)	(1,581,227)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES , & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,738,879	$2,676,228

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING
MARCH 31, 2013 AND 2012 (Unaudited) (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)

	3 months ended March 31, 2013 (restated)	3 months ended March 31, 2012 (restated)	Since inception (June 18, 2004 - March 31, 2013) (restated)
Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	-	-	312,000
General & Administrative Costs	81,008	93,585	9,241,955
Mining Property Costs	46,901	168,115	1,719,252
Depreciation Expense	24,060	26,185	183,293
Impairment Expense	-	-	145,995
Accretion Expense	76	127	832
Professional Services	29,902	18,500	280,334
Total Operating Expenses	181,947	306,512	11,883,661
Net Operating Loss	(181,947)	(306,512)	(11,883,661)
Other Income (Expenses)
Gain on Mineral Claim Sales	113,499	4,500	341,243
Other Income from Mineral Claims	-	-	309,649
Interest Income	125	545	1,597
Interest Expense	(305,666)	(237,786)	(1,212,625)
Gain/Loss on Derivative Liability	(217,526)	-	(604,359)
Loss on Conversion of Debt	-	-	(137,000)
Bad Debt (Expense) / Recovery	-	-	(47,185)
Loss on Settlement	-	-	(62,095)
Other Expense	-	-	(2,222)
Other Income	1,094	-	1,094
Realized Gain (Loss) on Investment	-	-	(97,109)
Net Other Income (Expenses)	(408,474)	(232,741)	(1,509,012)
Loss From Continuing Operations	(590,421)	(539,253)	(13,392,673)
Loss From Discontinued Operations	-	-	(673,596)
Net Loss	(590,421)	(539,253)	(14,066,269)
Accretion of Discount on Redeemable Common Stock	(14,212)	(14,606)	(43,728)
Excess Cash Received Compared to Redeemable Amount of Stock	-	-	974
Interest on Redeemable Common Stock	(8,961)	(2,525)	(31,909)
Net Loss Attributable to Common Shareholders	(613,594)	(556,384)	(14,140,932)
Unrealized (Loss)/Gain on Available For Sale Securities	9,950	-	(2,550)
Total Comprehensive Loss	(603,644)	(556,384)	(14,143,482)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	104,488,352	98,127,893
Basic Net Gain (Loss) per Share	$(0.01)	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	104,488,352	98,127,893
Diluted Net Gain (Loss) per Share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)

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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
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
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited) (RESTATED)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Cancellation of Series G Preferred	-	(100,000)	-	-	(100)	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	116,650	117	10,543	-	-	-	10,660
Common Stock issued for deferred financing costs	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Common Stock issued for stock payable	-	-	-	-	-	-	500,000	500	24,500	(25,000)	-	-	-
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(12,500)	(12,500)
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	49,795	-	-	-	49,795
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(29,516)	-	-	-	(29,516)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(22,701)	-	-	-	(22,701)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,119,706)	-	(2,119,706)
Balance at 12/31/2012 (restated)	4,000,000	-	100	$4,000	$-	$-	97,485,130	$97,485	$11,805,636	$-	$(13,475,848)	$(12,500)	$(1,581,227)
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	3,500,000	3,500	77,287	-	-	-	80,787
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	9,950	9,950
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	86,275	-	-	-	86,275
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(14,212)	-	-	-	(14,212)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(8,961)	-	-	-	(8,961)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(590,421)	-	(590,421)
Balance at 3/31/2013 (restated)	4,000,000	-	100	$4,000	$-	$-	100,985,130	$100,985	$11,946,025	$-	(14,066,269)	$(2,550)	$(2,017,809)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDING
MARCH 31, 2013 AND 2012 (Unaudited)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2013 (Unaudited)

	3 Months Ended March 31, 2013	3 Months Ended March 31, 2012 (restated)	Since inception (June 18, 2004 to March 31, 2013)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(590,421)	$(539,253)	$(14,066,269)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on option payments received – non-cash	-	-	(135,985)
Gain on sale of claims	(58,499)	(4,500)	(241,333)
Gain on sale of claims – non-cash	(55,000)	-	(55,000)
Common Stock issued for services	-	4,000	5,123,677
Common Stock issued to director for services	-	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	-	175,047	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	-	62,095
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	107,322	45,301	683,280
Amortization of deferred financing cost	11,345	-	26,984
Change in derivative liability	217,526	-	604,359
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	24,060	26,185	183,293
Accretion Expense	76	127	832
Impairment Expense	-	-	145,995
Extension Expense for Ruby mortgage	160,000	-	160,000
Changes in operating assets and liabilities:
Accounts receivable	-	982	(29,018)
Prepaid Expenses	-	-	9,910
Other assets	(120)	(2,512)	1,256
Accrued expenses – related party	49,000	28,000	1,249,593
Accrued expenses	2,069	-	56,218
Accounts Payable	1,639	22,379	52,314
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(131,003)	(244,244)	(3,109,593)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-	(12,459)
Cash received from sales of claims	48,664	4,500	241,333
Cash paid for claims acquired	-	-	(16,311)
Cash paid for Ruby Purchase	-	-	(361,093)
Cash paid for purchase of Taber Mine Option	-	-	(4,000)
Net Cash Provided by/Used in Investing Activities	48,664	4,500	(152,530)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of redeemable common stock	69,000	69,500	360,464
Proceeds from sale of common stock	-	-	1,522,700
Cash paid for debt issuance costs	(5,000)	-	(29,500)
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	-	25,000
Debt Repayments	(129,772)	(15,910)	(347,450)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	176,097	175,000	1,557,909
Net Cash Provided by Financing Activities	110,325	228,590	3,332,117
Net cash increase (decrease) for period	27,986	(11,154)	69,994
Cash at beginning of period	42,008	129,888	-
Cash at end of period	69,994	118,734	69,994
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$-	$369,837
Term extension of Ruby Mine warrants	$-	$-	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$-	$175,000	$-
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$-	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-	$801,442
Note payable for Ruby Mine acquisition	$-	$-	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$-	$-	$174,118
Revision to Asset Retirement Obligation	$-	$76	$166,714
Common stock issued for conversion of convertible debt	$80,787	$-	$254,639
Equity draw on redeemable common stock applied towards note principal owed	$-	$15,000	$25,536
Common Stock issued for deferred financing costs	$-	$-	$5,610
Debt discount due to derivative liability	$43,713	$-	$179,920
Cancellation of preferred shares	$-	$-	$100
Settlement of Derivative liability	$86,275	$-	$136,070
Unrealized gain/loss on AFS	$(9,950)	$-	$2,550
Accretion of Discount on Redeemable Common Stock	$14,212	$14,606	$43,728
Excess Cash Received Compared to Redeemable Amount of Stock	$-	$-	$974
Interest on Redeemable Stock	$8,961	$2,525	$31,909

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

Redeemable common stock

The Company classifies redeemable common stock as temporary equity for certain issuances of unregistered common stock issued during the time period from October 24, 2011 through March 31, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

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

NOTE 9                                COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of March 31, 2013 and December 31, 2012 was $459,663 and $367,490, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

The following shows the changes in the redeemable common stock from October 24, 2011 through March 31, 2013.

Cash received for 880,982 shares issued after October 24, 2011	$89,000
Mark redeemable common stock down to the redeemable amount	(974)
Interest on redeemable common stock	247
Redeemable common stock value at December 31, 2011	$88,273
Cash and note relief received for 3,636,619 shares issued	227,000
Mark redeemable common stock up to the redeemable amount	29,516
Interest on redeemable common stock	22,701
Redeemable common stock value at December 31, 2012	$367,490
Cash received for 2,211,580 shares issued	69,000
Mark redeemable common stock up to the redeemable amount	14,212
Interest on redeemable common stock	8,961
Redeemable common stock value at March 31, 2013	459,663

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

During 2011, the Company registered 19,726,822 shares of our common stock with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of December 31, 2011, the Company has issued an aggregate of 10,314,967 of these registered shares to Tangiers, in consideration of $857,000. The Company issued 880,982 shares after October 24, 2011. As noted within footnote 9, the shares issued after this date were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

During 2012, the Company issued 3,636,619 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of cash received of $227,000.  Related to the consideration received, $201,464 was received in cash, and the remaining $25,536 was applied as principal and interest to retire a $25,000 note payable to Tangiers dated December 30, 2011. As noted within footnote 9, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

During the three month period ended March 31, 2013, the Company issued 2,211,580 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $69,000. As noted within footnote 9, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through March 31, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

Below are the restated balance sheets and statements of operations as of and for the three months ended March 31, 2013 and March 31, 2012, respectively.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2013 (Unaudited)

	Mar 31, 2013 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$69,994	-	$69,994
Total Current Assets	69,994	-	69,994

Other Assets
Available For Sale Securities	22,500	-	22,500
Prepaid Expenses	55,000	-	55,000
Certificates of Deposit	172,619	-	172,619
Deferred Financing Costs, net	8,126	-	8,126
Mining Claims – Unproved	1,797,488	-	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	611,152	-	611,152
Reclamation Bond – Fraser River	2,000	-	2,000
Total Other Assets	2,668,885	-	2,668,885
TOTAL ASSETS	$2,738,879	-	$2,738,879

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$58,256	-	$58,256
Accrued Expenses - Related Party	933,474	-	933,474
Accrued Expenses – Ruby Mine	5,906	-	5,906
Accrued Interest	49,776	-	49,776
Convertible notes payable (net of discounts of $62,242 and $166,307, respectively)	238,472	-	238,472
Deferred Gain	-	-	-
Derivative Liability	671,791	-	671,791
Note Payable – Ruby Mine Mortgage	1,128,112	-	1,128,112
Total Current Liabilities	3,085,787	-	3,085,787

Long-Term Liabilities
Convertible notes payable (net of discounts of $45,457 and $0, respectively)	415,640	-	415,640
Note Payable – Ruby Mine Mortgage	789,938	-	789,938
Asset Retirement Obligation	5,660	-	5,660
Total Long-Term Liabilities	1,211,238	-	1,211,238
Total Liabilities	$4,297,025	-	$4,297,025

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 6,729,181 shares outstanding at March 31, 2013	$-	459,663	$459,663
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,000	-	4,000

Common stock, $0.001 par value, 250,000,000 shares authorized, 100,985,130 and 97,485,130 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	107,714	(6,729)	100,985
Additional Paid-In Capital	12,398,959	(452,934)	11,946,025
Accumulated Other Comprehensive Income/(Loss)	(2,550)	-	(2,550)
Deficit Accumulated During Exploration Stage	(14,066,269)	-	(14,066,269)
Total Stockholders’ Equity (Deficit)	(1,558,146)	(459,663)	(2,017,809)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,738,879	-	$2,738,879

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2012 (Unaudited)

	Mar 31, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$118,734	-	$118,734
Accounts Receivable	-	-	-
Total Current Assets	118,734	-	118,734

Other Assets
Certificates of Deposit	172,133	-	172,133
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,004,295	(206,550)	1,797,745
Property, Plant & Equipment, net of accumulated depreciation	707,700	-	707,700
Purchase Option - Taber Mine	10,000	-	10,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	2,901,469	(206,550)	2,694,919
TOTAL ASSETS	$3,020,203	$(206,550)	$2,813,653

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$30,976	-	$30,976
Accrued Expenses - related party	812,474	-	812,474
Accrued Interest	3,348	-	3,348
Convertible notes payable (net of discount of $146,198)	53,802	-	53,802
Note Payable (net of discount of $4,069)	5,931	-	5,931
Note Payable – Ruby Mine Mortgage	1,873,275	-	1,873,275
Total Current Liabilities	2,779,806	-	2,779,806

Long-Term Liabilities
Asset Retirement Obligation	5,198	-	5,198
Total Long-Term Liabilities	5,198	-	5,198
Total Liabilities	$2,785,004	-	$2,785,004

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 1,914,491and 880,982 shares outstanding at March 31, 2012 and December 31, 2011, respectively	-	189,904	189,904
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2012	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at March 31, 2012	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 96,810,130 shares issued and outstanding at March 31, 2012	98,725	(1,915)	96,810
Additional Paid-In Capital	11,796,219	(187,989)	11,608,230
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,688,845)	(206,550)	(11,895,395)
Total Stockholders’ Equity (Deficit)	235,199	(396,454)	(161,255)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,020,203	(206,550)	$2,813,653

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2013  (Unaudited)

	3 months ended March 31, 2013 (as reported)	Adjustments	As Restated
Revenues
Revenue	$-	-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
General & Administrative Costs	81,008	-	81,008
Mining Property Cost	46,901		46,901
Accretion Expense	76	-	76
Depreciation Expense	24,060	-	24,060
Professional Services	29,902	-	29,902
Total Operating Expenses	181,947	-	181,947
Net Operating Loss	(181,947)	-	(181,947)
Other Income (Expenses)
Gain on Mineral Claim Sales	113,499	-	113,499
Interest Income	125	-	125
Interest Expense	(305,666)	-	(305,666)
Other Income	1,094	-	1,094
Gain (Loss) on Derivative Liability	(217,526)	-	(217,526)
Net Other Income (Expenses)	(408,474)	-	(408,474)
Net Loss	(590,421)	-	(590,421)
Accretion of Discount on Redeemable Common Stock	-	(14,212)	(14,212)
Interest on Redeemable Common Stock	-	(8,961)	(8,961)
Net Loss Attributable to Common Shareholders	(590,421)	(23,173)	(613,594)
Unrealized Gain on Available for Sale Securities	9,950	-	9,950
Total Comprehensive Loss	(580,471)	(23,173)	(603,644)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	104,488,352		104,488,352
Basic Net Loss per Share	$(0.01)		$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	104,488,352		104,488,352
Diluted Net Loss per Share	$(0.01)		$(0.01)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2012  (Unaudited)

	3 months ended March 31, 2012 (as reported)	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
Commissions & Consulting Fees	-	-	-
General & Administrative Costs	93,585	-	93,585
Mining Property Costs	55,846	112,269	168,115
Impairment Expense	-	-	-
Accretion Expense	-	-	-
Depreciation Expense	26,185	-	26,185
Professional Services	18,500	-	18,500
Total Operating Expenses	194,116	112,269	306,385
Net Operating Loss	(194,116)	(112,269)	(306,385)
Other Income (Expenses)
Gain on Mineral Claim Sales	4,500	-	4,500
Gain on Joint-Ventures	-	-	-
Impairment Expense	-	-	-
Interest Income	545	-	545
Interest Expense	(62,739)	-	(62,739)
Loss on Conversion of Debt	-	-	-
Bad Debt Expense	-	-	-
Accretion Expense	(127)	-	(127)
Other Expense	(175,047)	-	(175,047)
Loss on Settlement	-	-	-
Realized Gain (Loss) on Investment	-	-	-
Gain (Loss) on Derivative Liability	-	-	-
Net Other Income (Expenses)	(232,868)	-	(232,868)
Net Loss	(426,984)	(112,269)	(539,253)
Accretion of Discount on Redeemable Common Stock	-	(14,606)	(14,606)
Interest on Redeemable Common Stock	-	(2,525)	(2,525)
Net Loss Attributable to Common Shareholders	(426,984)	(129,400)	(556,384)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	98,127,893
Basic Net Loss per Share	$(0.00)		$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	98,127,893		98,127,893
Diluted Net Loss per Share	$(0.00)		$(0.01)

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

Recent Material Developments

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of March 31, 2013 and December 31, 2012 was $459,663 and $367,490, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

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

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through March 31, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

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

NORTH BAY RESOURCES INC.

Date: August 1, 2013	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)

10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
14	Code of Ethics(1)

21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures (33)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(33)Previously filed with the Company’s filing of Form 10-Q, SEC file number 000-54213, filed on May 3, 2013, and incorporated by this reference as an exhibit to this Form 10-Q.