Form 10-K/A
period 2012-12-31
NORTH BAY RESOURCES INC
filed 2013-08-07
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Form 10-K/A to correct a typographical error in the Auditor's Report on page 62.  All other information remains unchanged.

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

As discussed in Note 19 to the financial statements, the 2012 and 2011 financial statements have been restated to correct errors in the financial statements.

/s/ M&K CPAS, PLLC
Houston, Texas
March 26, 2013, except for Notes 3, 10, 16 and 19 which are as of July 31, 2013

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
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: August 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 7, 2013.

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

*   Filed herewith.

** These exhibits were previously included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with the Securities and Exchange Commission on August 1, 2013.

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