Form 10-Q
period 2013-06-30
NORTH BAY RESOURCES INC
filed 2013-08-08
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  113,482,030 shares of Common Stock as of August 7, 2013.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012 (RESTATED)

	June 30, 2013	December 31, 2012 (restated)
ASSETS
Current Assets
Cash	$137,394	$42,008
Total Current Assets	137,394	42,008

Other Assets
Available For Sale Securities	15,000	12,550
Prepaid Expenses	55,000	-
Certificates of Deposit	172,706	172,499
Deferred Financing Costs, net	11,781	14,471
Mining Claims – Unproved	1,797,499	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	587,092	635,212
Reclamation Bond – Fraser River	5,000	2,000
Total Other Assets	2,644,078	2,634,220
TOTAL ASSETS	$2,781,472	$2,676,228

LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$30,012	$56,617
Accrued Expenses - Related Party	947,474	884,474
Accrued Expenses – Ruby Mine	2,906	12,250
Accrued Interest	60,189	41,363
Convertible notes payable (net of discounts of $176,990 and $166,307, respectively)	370,162	608,193
Advance Gold Sales (net of discounts of $14,754 and $0, respectively)	151,913	-
Deferred Gain	-	9,835
Derivative Liability	1,099,889	496,827
Note Payable – Ruby Mine Mortgage	1,170,933	1,774,822
Total Current Liabilities	3,833,478	3,884,381

Long-Term Liabilities
Convertible notes payable , net of current portion	346,095	-
Note Payable – Ruby Mine Mortgage, net of current portion	730,646	-
Asset Retirement Obligation	5,747	5,584
Total Long-Term Liabilities	1,082,488	5,584
Total Liabilities	$4,915,966	$3,889,965

Commitments & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 10,217,486 and 4,517,601 shares outstanding at June 30, 2013 and December 31, 2012, respectively	$600,489	$367,490
Total Commitments & Contingencies	600,489	367,490

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,000	4,000

Common stock, $0.001 par value, 250,000,000 shares authorized, 103,264,544 and 97,485,130 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	103,265	97,485
Additional Paid-In Capital	12,018,974	11,805,636
Accumulated Other Comprehensive Income/(Loss)	(10,050)	(12,500)
Deficit Accumulated During Exploration Stage	(14,851,172)	(13,475,848)
Total Stockholders’ Equity (Deficit)	(2,734,983)	(1,581,227)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENICES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,781,472	$2,676,228

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING
JUNE 30, 2013 AND 2012 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)

	3 months ended June 30, 2013	3 months ended June 30, 2012 (restated)	6 months ended June 30, 2013	6 months ended June 30, 2012 (restated)	Since inception (June 18, 2004 - June 30, 2013)

Revenues
Revenue	$-	$-	$-	$-	$-
Cost of Revenue	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	4,800	6,000	4,800	6,000	316,800
General & Administrative Costs	80,732	72,701	161,728	166,286	9,322,675
Mining Property Costs	179,639	139,036	226,540	307,150	1,898,891
Depreciation Expense	24,060	26,185	48,120	52,370	207,353
Impairment Expense	-	-	-	-	145,995
Accretion Expense	76	76	163	203	919
Professional Services	36,368	6,750	66,270	25,250	316,702
Total Operating Expenses	325,675	250,748	507,621	557,259	12,209,335
Net Operating Loss	(325,675)	(250,748)	(507,621)	(557,259)	(12,209,335)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	113,499	4,500	341,243
Other Income from Mineral Claims	-	-	-	-	309,649
Interest Income	120	(120)	244	425	1,716
Interest Expense	(98,321)	(105,048)	(405,900)	(167,787)	(1,312,859)
Gain/Loss on Derivative Liability	(359,114)	-	(576,640)	-	(963,473)
Loss on Conversion of Debt	-	-	-	-	(137,000)
Bad Debt Expense	-	-	-	-	(47,185)
Loss on Settlement	-	-	-	-	(62,095)
Other Expense	(1,913)	-	-	(175,047)	(2,222)
Other Income	-	-	1,094	-	1,094
Realized Gain (Loss) on Investment	-	-	-	-	(97,109)
Net Other Income (Expenses)	(459,228)	(105,168)	(867,703)	(337,909)	(1,968,241)
Loss From Continuing Operations	-	-	-	-	(14,177,576)
Loss From Discontinued Operations	-	-	-	-	(673,596)
Net Loss	(784,903)	(355,916)	(1,375,324)	(895,168)	(14,851,172)
Accretion of Discount on Redeemable Common Stock	(489)	(6,836)	(14,701)	(21,442)	(44,217)
Excess Cash Received Compared to Redeemable Amount of Stock	-	-	-	-	974
Interest on Redeemable Common Stock	(12,337)	(5,453)	(21,298)	(7,978)	(44,246)
Net Loss Attributable to Common Shareholders	(797,729)	(368,205)	(1,411,323)	(924,588)	(14,938,661)
Unrealized (Loss)/Gain on Available For Sale Securities	(7,500)	-	2,450	-	(10,050)
Total Comprehensive Loss	(805,229)	(368,205)	(1,408,873)	(924,588)	(14,948,711)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	112,522,912	99,296,795	108,542,908	98,712,344
Basic Net Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	112,522,912	99,296,795	108,542,908	98,712,344
Diluted Net Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)

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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
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
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)
 (Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Cancellation of Series G Preferred	-	(100,000)	-	-	(100)	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	116,650	117	10,543	-	-	-	10,660
Common Stock issued for deferred financing costs	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Common Stock issued for stock payable	-	-	-	-	-	-	500,000	500	24,500	(25,000)	-	-	-
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(12,500)	(12,500)
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	49,795	-	-	-	49,795
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(29,516)	-	-	-	(29,516)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(22,701)	-	-	-	(22,701)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,119,706)	-	(2,119,706)
Balance at 12/31/2012 (restated)	4,000,000	-	100	$4,000	$-	$-	97,485,130	$97,485	$11,805,636	$-	$(13,475,848)	$(12,500)	$(1,581,227)
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	5,779,414	5,780	127,046	-	-	-	132,826
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	2,450	2,450
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	122,291	-	-	-	122,291
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(14,701)	-	-	-	(14,701)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(21,298)	-	-	-	(21,298)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(1,375,324)	-	(1,375,324)
Balance at 6/30/2013	4,000,000	-	100	$4,000	$-	$-	103,264,544	$103,265	$12,018,974	$-	(14,851,172)	$(10,050)	$(2,734,983)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDING
JUNE 30, 2013 AND 2012 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH JUNE 30, 2013 (Unaudited)

	6 Months Ended June 30, 2013	6 Months Ended June 30, 2012 (restated)	Since inception (June 18, 2004 to June 30, 2013)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,375,324)	$(895,168)	$(14,851,172)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on option payments received – non-cash	-	-	(135,985)
Gain on sale of claims	(58,499)	-	(241,333)
Gain on sale of claims – non-cash	(55,000)	-	(55,000)
Common Stock issued for services	-	4,000	5,123,677
Common Stock issued to director for services	-	-	10,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	-	175,047	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	-	62,095
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	155,182	128,369	731,140
Amortization of deferred financing cost	16,540	-	32,179
Amortization of gold advances discount	1,913	-	1,913
Change in derivative liability	576,640	-	963,473
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	48,120	52,370	207,353
Accretion Expense	163	203	919
Impairment Expense	-	-	145,995
Extension Expense for Ruby mortgage	160,000	-	160,000
Changes in operating assets and liabilities:
Accounts receivable	-	982	(29,018)
Prepaid Expenses	-	-	9,910
Other assets	(3,218)	(14,380)	(1,842)
Accrued expenses – related party	63,000	44,000	1,263,593
Accrued expenses	15,808	11,359	69,957
Accounts Payable	(26,608)	38,694	24,067
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(481,283)	(454,524)	(3,459,873)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-	(12,459)
Cash received from sales of claims	48,664	-	241,333
Cash paid for claims acquired	-	-	(16,311)
Cash paid for Ruby Purchase	-	-	(361,093)
Cash paid for purchase of Taber Mine Option	-	-	(4,000)
Net Cash Provided by/Used in Investing Activities	48,664	-	(152,530)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of redeemable common stock	197,000	116,964	488,464
Proceeds from sale of common stock	-	-	1,522,700
Advances - Gold	150,000	-	150,000
Cash paid for deferred financing costs	(13,850)	-	(38,350)
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	-	25,000
Debt Repayments	(146,242)	(31,940)	(363,920)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	341,097	350,000	1,722,909
Net Cash Provided by Financing Activities	528,005	435,024	3,749,797
Net cash increase (decrease) for period	95,386	(19,500)	137,394
Cash at beginning of period	42,008	129,888	-
Cash at end of period	137,394	110,388	137,394
Supplementary Cash Flow Information:
Cash Paid for Interest	-	-	-
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued For conversion of debt and accrued salary	$-	$-	$253,912
Warrants issued for purchase option - Ruby Mine	$-	$-	$369,837
Term extension of Ruby Mine warrants	$-	$-	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$-	$321,022	$498,976
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$-	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-	$801,442
Note payable for Ruby Mine acquisition	$-	$-	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$-	$-	$174,118
Revision to Asset Retirement Obligation	$-	$76	$166,790
Common stock issued for conversion of convertible debt	$132,826	$-	$306,678
Equity draw on redeemable common stock applied towards note principal owed	$-	$25,336	$25,536
Common Stock issued for deferred financing costs	$-	$-	$5,610
Debt discount due to derivative liability	$148,713	$-	$284,920
Cancellation of preferred shares	$-	$-	$100
Settlement of Derivative liability	$122,291	$-	$172,086
Discount on gold advance	$16,667	$-	$16,667
Unrealized gain/(loss) on AFS	$2,450	$-	$(10,050)
Accretion on Discount of Redeemable Common Stock	$14,701	$21,442	$44,217
Excess Cash Received Compared to Redeemable Common Stock	$-	$-	$974
Interest on Redeemable Common Stock	$21,298	$7,978	$44,246

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

NOTE 2                                GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $14,851,172 as of June 30, 2013. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended December 31, 2012 filed within form 10-K/A on August 1, 2013.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as result of these reclassifications.

Redeemable common stock

The Company classifies redeemable common stock as temporary equity for certain issuances of unregistered common stock issued during the time period from October 24, 2011 through June 30, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2013 and December 31, 2012. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Reclamation Bonds

The Company holds its reclamation bonds on the Ruby Mine in the form of one-year Certificates of Deposit that automatically rollover annually on their anniversary dates.  These funds are held in reserve to guarantee the Company's Asset Retirement Obligation. The Company also has a reclamation bond of $5,000 for the Fraser River Project, which is held in safe keeping by the British Columbia Ministry of Energy and Mines.

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

Deferred Gains

Deposits on pending sales of mineral claims are classified as deferred gains until the transaction has been completed.  As of December 31, 2012, a deposit received of $9,835 on the pending sale of a mineral claim was recognized as a deferred gain. As of June 30, 2013, the transaction was completed, and the deferred gain has been recognized as income.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six month period ended June 30, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of June 30, 2013, were: Volatility of 116%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2012	New Issuances	Conversions	Changes in Fair Values	Balance at June 30, 2013
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$82,237	$166,808	$(83,114)	$47,034	$212,965
Conversion features – tainted equity	208,971	-	(39,177)	176,838	346,632
Warrants – tainted equity	205,619	-	-	334,673	540,292
	$496,827	$166,808	$(122,291)	$558,545	$1,099,889

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$12,550	$-	$-	$12,500
Totals	$12,550	$-	$-	$12,500

The following table presents assets that were measured and recognized at fair value as of June 30, 2013:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$15,000	$-	$-	$10,050
Totals	$15,000	$-	$-	$10,050

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2013 or December 31, 2012.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2013 and December 31, 2012, no options or warrants related to compensation have been issued, and none are outstanding.

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

 Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of June 30, 2013 was $11,781 net of amortization of $16,540. This includes a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

Accounting for Derivative Instruments

All embedded derivatives within convertible debt have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible notes which have floating conversion prices based on changes to the quoted price of the Company’s common stock and common stock equivalents tainted as a result of the derivative, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2013 and 2012, there were 52,131,637 and 43,145,833 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2013 and 2012, respectively:

	June 30, 2013	June 30, 2012
Net Loss attributable to common shareholders	$(1,411,323)	$(924,588)
Weighted-average common shares Outstanding (Basic)	108,542,908	98,712,344
Weighted-average common stock Equivalents	52,131,637	43,145,833
Deduction of stock Equivalents not included due to net loss	(52,131,637)	(43,145,833)
Weighted-average common shares Outstanding (Diluted)	108,542,908	98,712,344
Basic and Diluted Net Gain (Loss) per Share	$(0.01)	$(0.01)

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

NOTE 4                                AVAILABLE FOR SALE SECURITIES

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,000 based upon the closing price of CKR stock on the date the shares were received. As of June 30, 2013 and December 31, 2012, the market value of these shares was $15,000 and $12,550, respectively.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000.  The note, as amended, is due on or before December 30, 2015, and accrues interest at 6% per annum as of April 1, 2013, and 8% per annum as of January 1, 2015.  As of June 30, 2013, all monthly payments have been paid, and the outstanding balance due on the note is $1,901,579, which includes a $160,000 extension fee pursuant to a mortgage modification amendment executed on March 28. 2013. In addition, a $1 million payment is due on or before December 30, 2013. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

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

Ruby Mine Purchase Price Allocation

The following table summarizes the purchase price allocation for the transaction. The valuation conclusions include three groups: (i) net current tangible assets, (ii) assumed liabilities, and (iii) goodwill. Individual asset valuations are presented below:

Acquisition Date: 07/01/11

Allocation of Purchase	Price Purchase Allocation
	Debit	Credit
Tangible Assets Acquired
Cash/Checking/Savings	5,070
Ruby Gold Mine Claims	1,964,279
Ruby Gold Inc. Certificates of Deposit	171,618
Property and Equipment	906,329
Total Tangible Assets	3,047,296

Assumed Liabilities
Short Term Notes Payable		2,500
Asset Retirement Obligation		171,618
Total Liabilities		174,118
Net Tangible Assets/Liabilities	2,873,178
Goodwill	5,341
Total Net Assets Acquired	2,878,519

Consideration Paid
Cash Paid (Option Agreement & Purchase Agreement) - prior year	-	80,000
Cash Paid (Option Agreement & Purchase Agreement)		280,000
Fees Paid Escrow Agent at Closing		2,076
Value of Extension of term for 9/27/10 Warrants issued		2,519
Note Payable at closing		1,990,000
Warrant (10,000,000 @$0.02 to 9/27/10 - 12/30/12) - prior year		149,896
Warrant (2,000,000 @$0.10 to 4/22/11 - 5/1/16)		219,941
Due diligence fees paid in cash in prior year		4,087
Common Stock valued at $150,000 - prior year		150,000
Total Consideration Paid		2,878,519

NOTE 6                                PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of June 30, 2013, and December 31, 2012, components of the Ruby Mine property, plant and equipment and mineral assets were as follows:

	June 30,	December 31,
	2013	2012

Buildings	$558,885	$558,885
Machinery and equipment	119,389	119,389
Vehicles	240,514	240,514
Total property, plant and equipment	918,788	918,788

Less: impairment expense(2)	(135,810)	(135,810)
Less: accumulated depreciation(3)	(195,886)	(147,766)

Property, plant and equipment, net	$587,092	$635,212

	June 30,	December 31,
	2013	2012

Mining claims (1)	$1,792,660	$1,792,660
Asset retirement costs	4,839	4,828
Total mineral claim assets	1,797,499	1,797,488
Less: accumulated depletion(3)	-	-

Mining claims, net	$1,797,499	$1,797,488

(1)Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.

(2)Following the acquisition of the Ruby Mine on July1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $135,810.

(3)Depreciation expense totaled $48,120 and $52,370 for the six months ended June 30, 2013 and 2012, respectively. Depletion expense totaled $0 and $0 for the six months ended June 30, 2013 and 2012, respectively

NOTE 7                                FINANCING

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015.  Monthly payments are $10,000 per month during Q1, 2012, $15,000 per month during Q2, 2012, and $20,000 per month from July 1, 2013 through December 2015. Pursuant to an amendment executed on March 28, 2013, the interest rate on the note was increased to 6% as of April 1, 2013, and $160,000 was added to the principal. Said amendment also requires the Company to pay RDC the greater of $1 million by December 30, 2013 or 40% of the EB-5 funding received until the note is paid off in full.   As of June 30, 2013 and December 31, 2012, the outstanding balance due on the note is $1,901,579 and $1,774,822, respectively. As of the date of this report, the Company remains current in its obligations, and all monthly payments have been made on time. The note is collateralized with all of the assets associated with the Ruby Mine.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grant date no beneficial conversion feature resulted from this issuance. The Note has a term of nine (9) months and accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. As of December 31, 2011 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2012.  As of December 31, 2012, the outstanding balance due on the Note $27,495, which includes $2,495 in accrued interest as of December 31, 2012. The maturity date on the note was extended in 2012 and is now due on December 28, 2013.  As of June 30, 2013, the outstanding balance due on the Note is $28,733, which includes $3,733 in accrued interest.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the February 2012 Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The February 2012 Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2012.  As of June 30, 2013, the outstanding balance due on the February 2012 Notes is $113,982, which includes $13,982 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the March 2012 Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The March 2012 Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $9,042 for the six months ended June 30, 2013. As of June 30, 2013, the outstanding balance due on the March 2012 Notes is $84,632, which includes $9,632 in accrued interest. As of June 30, 2013, the remaining unamortized debt discount was $11,863.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the May 16, 2012 Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The May 16, 2012 Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The May 16, 2012 Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2012. As of June 30, 2013, the outstanding balance due on the May 16 2012 Note is $55,581, which includes $5,581 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the May 30 2012 Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The May 30, 2012 Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The May 30 2012 Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2012. As of June 30, 2013, the outstanding balance due on the May 30 2012 Note is $27,695, which includes $2,695 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the June 2012 Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The June 2012 Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The June 2012 Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $18,490 for the six months ended June 30, 2013. As of June 30, 2013, the outstanding balance due on the June 2012 Note is $107,240, which includes $7,240 in accrued interest. As of June 30, 2013, the remaining unamortized debt discount was $31,161.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the JMJ Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the JMJ Note.  The JMJ Note has a maturity date of twelve (12) months from the Effective Date of each respective tranche.  If the JMJ Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the JMJ Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The cumulative consideration received as of June 30, 2013 and December 31, 2012 is $257,850 and $113,850, respectively. Due to the floating conversion price the JMJ Note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 for the issuances during the year ended December 31, 2012. The additional discount resulting from the derivative valued on the grant date during the six months ended June 30, 2013 was $166,808. These values were recorded as discounts on debt up to the value of the debt with any excess recorded as a loss ($18,095) and offset to the derivative liability. In addition there was $28,650 of discount as a result of the principal owed ($286,500) exceeding the cash received ($257,850).  This resulted in a total discount on all notes of $288,880.  Amortization of the discount was $101,609 for the six months ended June 30, 2013.  As of June 30, 2013, $132,825 (including interest) has been repaid via conversions to common stock, and the outstanding balance due on the JMJ Note is $174,900, which includes $2,750 in accrued interest. The unamortized debt discount as of June 30, 2013 was $128,964.

On August 2, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Tonaquint Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Tonaquint Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Tonaquint Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666.67 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the Tonaquint Note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Tonaquint Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the Tonaquint Note. The tainted equity valuation and “OID” totaled $48,272, and $32,231 was amortized during the period ended December 31, 2012. $58,272 of the value was recorded as a discount on debt and $48,272 was added to the derivative liability. As of December 31, 2012, the outstanding balance due on this Tonaquint Note was $116,792 which includes $3,792 in accrued interest.  As of June 30, 2013, the outstanding principal of $113,000 plus $5,358 in accrued interest has been paid in full in three cash payments totaling $118,358.  Accordingly, the debt has been extinguished, and the Tonaquint Note has been retired.  The debt discount was fully expensed with payoff, resulting in an amortization expense of $26,041 during the six months ended June 30, 2013.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of June 30, 2013, the Company has drawn $346,098 from this facility. This included additional borrowings of $186,097during the six months ended June 30, 2013.  As of June 30, 2013 the outstanding balance due on this Note is $356,235, which includes $10,137 in accrued interest.

The following table summarizes all of the Notes outstanding as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Mortgage payable – Ruby Mine	$1,901,579	$1,774,822
Convertible notes:
Unsecured convertible notes payable with annual interest rate of 9.9%	275,000	275,000
Unsecured convertible notes payable with annual interest rate of 8%	-	113,000
Unsecured convertible notes payable with annual interest rate of 7%	446,097	260,000
Unsecured convertible notes payable with annual interest rate of 5%	172.150	126,500
Discount on convertible notes from derivative valuation	(176,990)	(166,307)
Total convertible notes	716,257	608,193
Total Debt	$2,611,512	2,383,015

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

During the six months ended June 30, 2013, the Company issued additional convertible notes totaling $341,097, which were considered tainted upon issuance. The related derivative liability and debt discount recorded was valued at inception and equal to $166,808; $18,095 was expensed due to the value exceeding the debt owed. In addition, the Company retired $251,182 in debt and accrued interest through cash payments and stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $122,291. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at June 30, 2013, with all changes flowing through the gain/loss on derivative for a total loss on derivative of $558,545 for the six months ended June 30, 2013. The derivative liability related to convertible debt was valued at $559,597, and the derivative liability related to warrants was $540,292 as of June 30, 2013.

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended June 30, 2013.

Derivative Liability at December 31, 2012	$496,827
Loss on Derivative Liability	558,545
Settlement to APIC from Conversion	(122,291)
Additions to Liability for Convertible Debt recorded as debt discount	148,713
Additions to Liability for Convertible Debt expensed due to value of derivative exceeding debt	18,095
Derivative Liability at June 30, 2013	$1,099,889

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2013 and December 31, 2012:

Derivative Liabilities:	June 30, 2013	December 31, 2012
Embedded derivative liability in convertible debt	$212,965	$82,237
Derivative liability due to tainted equity – convertible debt	346,632	208,971
Derivative liability due to tainted equity – warrants	540,292	205,619
Total Derivative Liability	$1,099,889	$496,827

NOTE 9                                COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of June 30, 2013 and December 31, 2012 was $600,489 and $367,490, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

The following shows the changes in the redeemable common stock from October 24, 2011 through June 30, 2013.

Cash received for 880,982 shares issued after October 24, 2011	$89,000
Mark redeemable common stock down to the redeemable amount	(974)
Interest on redeemable common stock	247
Redeemable common stock value at December 31, 2011	$88,273
Cash and note relief received for 3,636,619 shares issued	227,000
Mark redeemable common stock up to the redeemable amount	29,516
Interest on redeemable common stock	22,701
Redeemable common stock value at December 31, 2012	$367,490
Cash received for 5,699,885 shares issued	197,000
Mark redeemable common stock up to the redeemable amount	14,701
Interest on redeemable common stock	21,298
Redeemable common stock value at June 30, 2013	$600,489

As of June 30, 2013 and December 31, 2012, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 13 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

NOTE 11                              DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  As of June 30, 2013 and December 31, 2012, the outstanding balance of the NQDC plan is $947,474 and $884,474, respectively.

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of June 30, 2013 and December 31, 2012.

Cost estimate for reclamation work at today's cost	$172,914
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.4%

Asset Retirement Obligation
Asset retirement obligation at 12/31/12	$5,584
Accretion Expense	163
Asset retirement obligation at 6/30/13	$5,747

NOTE 13                              RELATED PARTY TRANSACTIONS

In August 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services.   The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party.  During the six month period ended June 30, 2013, $5,000 of the amount due was paid in cash, and $49,000 accrued to deferred compensation.

NOTE 14                              ADVANCE GOLD SALES

On June 4, 2013, the Company executed a Memorandum of Understanding (the “Agreement”) with a private US investor (the “Investor”) for an advance sale of up to 120 ounces of specimen gold from the Ruby Mine in Sierra County, California.  The price paid in advance by the Investor shall be at a ten percent (10%) discount to the then-current spot price of gold (the “Purchase Price”) on the day the gold is produced and made available for shipment (the “Delivery Date”). The Investor will acquire the right to purchase the gold at their discretion. Upon signing the Agreement, the Company received an initial cash advance of $150,000 (the “Advance”), which is based on a 10% discount to the current spot price of gold, for delivery of the first 120 ounces of specimen gold produced from the Ruby Mine on or before February 1, 2014 (the “Due Date”).  The Advance paid will be applied to the amount due to the Company on the Delivery Date, as determined by the then-current spot price of gold on the Delivery Date.  In the event that 120 ounces of specimen gold is not available for delivery by the Due Date, the Investor will be entitled to be repaid the Advance in cash plus 10% interest equal to $165,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date. The related obligation has been recorded for the full $150,000 received and an additional $16,667 which represents the additional amount owed related to the 10% discount on the gold price. This discount is being amortized straight line over the term of the agreement resulting in amortization of $1,913 for the six months ended June 30, 2013.

NOTE 15                              SHARE ISSUANCES SINCE JUNE 18, 2004 (INCEPTION)

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

During 2011, the Company registered 19,726,822 shares of our common stock for issuance to Tangiers Investors LP ("Tangiers") pursuant to an equity line of credit (“ELOC”) and Securities Purchase Agreement ("SPA") entered into with Tangiers on October 7, 2009.  Pursuant to the terms of the SPA, the Company has the right, but not the obligation, to draw down on the ELOC by selling to Tangiers shares of the Company's common stock for a total purchase price of up to $5 Million. Tangiers will pay the Company 90% of the lowest volume weighted average price of the Company's common stock during the 5-day pricing period immediately following any advance notice provided to Tangiers.  Advances are limited to $100,000 per 10 consecutive trading days after the advance notice is provided to Tangiers.  As of December 31, 2011, the Company has issued an aggregate of 10,314,967 of these registered shares to Tangiers, in consideration of $857,000. The Company issued 880,982 shares after October 24, 2011. As noted within footnote 9, the shares issued after this date were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

During 2012, the Company issued 3,636,619 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, in consideration of cash received of $227,000.  Related to the consideration received, $201,464 was received in cash, and the remaining $25,536 was applied as principal and interest to retire a $25,000 note payable to Tangiers dated December 30, 2011. As noted within footnote 9, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

During Q1 2013, the Company issued 2,211,744 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $69,000. As noted within footnote 9, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

During Q1 2013, and pursuant to four partial conversion notices received, the Company issued an aggregate of 3,500,000 shares of common stock of the Company to satisfy $80,787 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

During the three month period ended June 30, 2013, the Company issued 3,488,305 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $128,000. As noted within footnote 9, these shares were considered unregistered and classified within temporary equity based on the potential cash redemption to the investor.

During the three month period ended June 30, 2013 and pursuant to three partial conversion notices received, the Company issued an aggregate of 2,279,414 shares of common stock of the Company to satisfy $52,039 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

NOTE 16                              WARRANTS

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

Stock Price on Measurement Date	$0.075
Exercise Price of Warrants	$0.14
Term of Warrants (years)	5.00
Computed Volatility	140%
Annual Dividends	0.00%
Discount Rate	0.71%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised(2)	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	4,800,000	0.10	5.00
Exercised	(500,000)	0.05	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2012	19,550,000	0.045	3.75	(1)
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2013	19,550,000	0.045	2.75

(1) Primary reason for change related to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended from 2 years to 5 years.

NOTE 17                              RESTATEMENT

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

The resulting effect on the June 30, 2012 financial statements  is: (1) a decrease in the capitalization of mineral claims by $312,898, (2) an increase of $218,617 in Mineral Property expenses, (3) an increase of $218,617 in net loss (increase of $0.01 loss per share), and (4) an increase in total stockholders' deficit of $573,091.  The increase in net loss resulted in no net change to cash used in operating activities.

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through June 30, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

Below is the restated balance sheet and income statement related to the restatement of the six months ended June 30, 2012.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2012 (Unaudited)

	Jun 30, 2012 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$110,388	-	$110,388
Accounts Receivable	-	-	-
Total Current Assets	110,388	-	110,388

Other Assets
Certificates of Deposit	172,255	-	172,255
Goodwill	5,341	-	5,341
Mining Claims - Unproved	2,110,387	(312,898)	1,797,489
Property, Plant & Equipment, net of accumulated depreciation	681,515	-	681,515
Purchase Option - Taber Mine	16,000	-	16,000
Reclamation Bond Deposit – Fraser River	2,000	-	2,000
Total Other Assets	2,987,498	(312,898)	2,674,600
TOTAL ASSETS	$3,097,886	$(312,898)	$2,784,988

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$44,638	-	$44,638
Accrued Expenses - related party	828,474	-	828,474
Accrued Interest	10,823	-	10,823
Convertible notes payable (net of discount of $213,201)	161,798	-	161,798
Note Payable (net of discount of $0)	-	-	-
Note Payable – Ruby Mine Mortgage	1,857,245	-	1,857,245
Total Current Liabilities	2,902,978	-	2,902,978

Long-Term Liabilities
Asset Retirement Obligation	5,274	-	5,274
Total Long-Term Liabilities	5,274	-	5,274
Total Liabilities	$2,908,252	-	$2,908,252

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 2,817,774 outstanding at June 30, 2013	-	260,193	260,193
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2012	-	-	-
Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2012	4,000	-	4,000
Convertible Preferred stock, Series G, $0.001 par value, 1,500,000 shares authorized, 100,000 shares issued and outstanding at June 30, 2012	100	-	100
Common stock, $0.001 par value, 250,000,000 shares authorized, 96,810,130 shares issued and outstanding at June 30, 2012	99,628	(2,818)	96,810
Additional Paid-In Capital	11,999,318	(257,375)	11,741,943
Stock Payable	25,000	-	25,000
Deficit Accumulated During Exploration Stage	(11,938,412)	(312,898)	(12,251,310)
Total Stockholders’ Equity (Deficit)	189,634	(573,091)	(383,457)
TOTAL LIABILITIES, COMMITMENT & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$3,097,886	(312,898)	$2,784,988

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2012 (Unaudited)

	3 months ended June 30, 2012	Adjustments	As Restated	6 months ended June 30, 2012	Adjustments	As Restated
Revenues
Retail Sales (revenue prior to change to mining company in 2006)	$-	-	$-	$-	-	$-
Cost of Revenue	-	-	-	-	-	-
Gross Loss	-	-	-	-	-	-

Operating Expenses
Commissions & Consulting Fees	6,000	-	6,000	6,000	-	6,000
General & Administrative Costs	72,701	-	72,701	166,286	-	166,286
Mining Property Costs	32,687	106,349	139,036	88,533	218,617	307,150
Impairment Expense	-	-	-	-	-	-
Accretion Expense	-	-	-	-	-	-
Depreciation Expense	26,185	-	26,185	52,370	-	52,370
Professional Services	6,750	-	6,750	25,250	-	25,250
Total Operating Expenses	144,323	106,349	250,672	338,439	218,617	557,056
Net Operating Loss	(144,323)	(106,349)	(250,672)	(338,439)	(218,617)	(557,056)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	-	-	4,500	-	4,500
Gain on Joint-Ventures	-	-	-	-	-	-
Impairment Expense	-	-	-	-	-	-
Interest Income	(120)	-	(120)	425	-	425
Interest Expense	(105,048)	-	(105,048)	(167,787)	-	(167,787)
Loss on Conversion of Debt	-	-	-	-	-	-
Bad Debt Expense	-	-	-	-	-	-
Accretion Expense	(76)	-	(76)	(203)	-	(203)
Other Expense	-	-	-	(175,047)	-	(175,047)
Loss on Settlement	-	-	-	-	-	-
Realized Gain (Loss) on Investment	-	-	-	-	-	-
Gain (Loss) on Derivative Liability	-	-	-	-	-	-
Net Other Income (Expenses)	(105,244)	-	(105,244)	(338,112)	-	(338,112)
Net Loss	(249,567)	(106,349)	(355,916)	(676,551)	(218,617)	(895,168)
Accretion of Discount on Redeemable Common Stock	-	(6,836)	(6,836)	-	(21,442)	(21,442)
Interest on Redeemable Common Stock	-	(5,453)	(5,453)	-	(7,978)	(7,978)
Net Loss Attributable to Common Shareholders	(249,567)	(118,638)	(368,205)	(676,551)	(248,037)	(924,588)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,296,795	-	99,296,795	98,712,344	-	98,712,344
Basic Net Loss per Share	$(0.00)	-	$(0.00)	$(0.01)	-	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	99,296,795	-	99,296,795	98,712,344	-	98,712,344
Diluted Net Loss per Share	$(0.00)	-	$(0.00)	$(0.01)	-	$(0.01)

NOTE 18                              SUBSEQUENT EVENTS

None.

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

On November 1, 2011, the Company agreed to an exclusive option on the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.   As of the date of this report, the term of the option has expired, and the Company has elected not to renew it.

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

As of December 31, 2011, the Company has a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  A mining permit for the Fraser River Project was issued on June 25, 2012, but as of the date of this report a definitive agreement with PWC has not yet been signed.  As of the date of this report, the Company continues to own and control 100% of the project. In the interim, the Company has engaged PWC as an independent contractor to initiate mining operations.

On June 24, 2013, the Company executed a definitive joint-venture agreement for mining operations on the Company’s 100%-owned Fraser River Project near Lytton, British Columbia, with Solid Holdings Ltd. (“Solid”), a private company domiciled in British Columbia and based in Houston, BC. The terms of the agreement call for Solid to provide all equipment, personnel, and related expenditures required to initiate and sustain mining operations at the Fraser River Project JV.  The Company will be responsible for maintaining the property in good standing and securing the permits required for mining operations to proceed.  The Company will retain 100% ownership of the property, and will be paid a 20% net smelter royalty (“NSR”) on all metals recovered from operations, with Solid retaining 100% of the net profits following payment of the aforementioned NSR.  Solid will be deemed the project operator, and will be responsible for the day-to-day operations.

With the exception of the Ruby Mine and the Fraser River Project, we currently do not control any properties with active mining operations. The Ruby Mine has begun pre-production operations to rehabilitate the Ruby tunnel and the Fraser River Project has begun initial test pit excavations, but there is no guarantee yet that commercial production of gold can commence.

As of June 30, 2013, our total holdings are 198 claims encompassing 43,709 acres (17,696 hectares). This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.   All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our mineral claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of June 30, 2013.

As of June 30, 2013 and June 30, 2012, cash gains from claim sales totaled $113,499 and $4,500, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $14,851,172 as of June 30, 2013. In addition, we have a working capital deficit of $3,446,084 as of June 30, 2013. We had a net loss of $1,375,324 for the six months ended June 30, 2013, and net losses of $2,119,706 and $1,045,749 for the years ended December 31, 2012 and 2011, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six month period ended June 30, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of June 30, 2013, were: Volatility of 116%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2012	New Issuances	Conversions	Changes in Fair Values	Balance at June 30, 2013
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$82,237	$166,808	$(83,114)	$47,034	$212,965
Conversion features – tainted equity	208,971	-	(39,177)	176,838	346,632
Warrants – tainted equity	205,619	-	-	334,673	540,292
	$496,827	$166,808	$(122,291)	$558,545	$1,099,889

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

The following table presents assets that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$12,550	$-	$-	$12,500
Totals	$12,550	$-	$-	$12,500

The following table presents assets that were measured and recognized at fair value as of June 30, 2013:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$15,000	$-	$-	$10,050
Totals	$15,000	$-	$-	$10,050

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2013 or December 31, 2012.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2013, no options or warrants have been issued for compensation and none are outstanding.  As of June 30, 2013, 16.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of June 30, 2013 was $11,781 net of amortization of $16,540. This includes a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $10,000 in cash and 85,000 restricted Rule 144 shares of common stock valued at $5,620 on the date of issuance.  This amount was capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

Accounting for Derivative Instruments

All embedded derivatives within convertible debt have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible notes which have floating conversion prices based on changes to the quoted price of the Company’s common stock and common stock equivalents tainted as a result of the derivative, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2013 and December 31, 2012, there were 52,131,637 and 47,532,822 common stock equivalents outstanding, respectively.

Results of Operations for the Three months Ended June 30, 2013 Compared to Results of Operations for the Three months Ended June 30, 2012

Gains from Other Income.  For the three months ended June 30, 2013 and June 30, 2012, the Company’s  other income related to mineral claim sales and joint-ventures was $0 and $0, respectively. The Company has spent $20,721 and $ 28,756 in British Columbia mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This decrease is primarily attributable to the prior sale of certain claims in British Columbia that slightly reduced our carrying costs.

Operating Expenses.  For the three months ended June 30, 2013 and June 30, 2012, the Company had operating expenses of $325,675 and $250,748, respectively. The decrease in operating expenses for the three months ended June 30, 2013, was due primarily to a decrease in Ruby Mine development costs during the early spring months.

Net Loss. For the three months ended June 30, 2013, we had a net loss of $784,903, and for the three months ended June 30. 2012 we had a net loss of $355,916. The increase in net loss that we incurred during the three months ended June 30, 2013 was due to primarily to a non-cash charge for derivative liabilities.

Results of Operations for the Six months Ended June 30, 2013 Compared to Results of Operations for the Six months Ended June 30, 2012

Gains from Other Income.  For the six months ended June 30, 2013 and June 30, 2012, the Company’s  other income related to mineral claim sales and joint-ventures was $113,499 and $4,500, respectively. This increase is primarily attributable to the completion of transactions that were previously pending. The Company has spent $44,390 and $51,791 in British Columbia mineral property costs during each respective period in order to generate cash flows, consisting of claim registration, maintenance fees, and exploration expenses.  This decrease is primarily attributable to the sale of certain claims in British Columbia that slightly reduced our carrying costs.

Operating Expenses.  For the six months ended June 30, 2013 and June 30, 2012, the Company had operating expenses of $507,621 and $557,259, respectively. The decrease in operating expenses for the six months ended June 30, 2013, was due primarily to a decrease in Ruby Mine development costs during the winter months.

Net Loss. For the six months ended June 30, 2013, we had a net loss of $1,375,324, and for the six months ended June 30. 2012 we had a net loss of $895,168. The increase in net loss that we incurred during the six months ended June 30, 2013 was due to primarily to a non-cash charge for derivative liabilities.

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

The Company also plans on generating revenue through mining once commercial operations begin on any of its properties.  Towards this end, the Company has acquired the Ruby Mine Property (the “Ruby Mine”) in Sierra County, California. The purchase price was $2,500,000, of which $510,000 in cash and stock was paid as of the closing date of July 1, 2011, and the remaining $1,990,000 is a seller-financed mortgage, which accrued interest at 3% per annum until June 30, 2013. Pursuant to a mortgage modification agreement dated March 19, 2013 and executed on March 28, 2013, the term of the mortgage has been extended to December 30, 2015, interest on the outstanding principal will accrue at 6% per annum as of April 1, 2013, and interest will increase to 8% per annum on January 1, 2015. In addition, a one-time $160,000 extension fee has been added to the outstanding principal due on the note. In the first quarter of 2013, our mortgage on the Ruby Mine property required us to make payments of $10,000 per month during the 3 month period from January 1, 2013 through June 30, 2013. Monthly mortgage payments as of April 1, 2013 are $15,000 per month during the second quarter of 2013, and $20,000 per month beginning July 1, 2013 through December 2015.  A $1 million dollar balloon payment is due by December 30, 2013, representing 40% of the first five visas sold through the EB-5 Program.  The balance due on the mortgage, including the aforementioned $160,000 extension fee, is $1,901,579 as of June 30, 2013.  As of the date of this report, all required payments have been made, and we are current in our obligations. The Company expects to satisfy the mortgage and retire the note upon receipt of funding from overseas investors through the federal EB-5 Program.  The Ruby project was formally approved as an EB-5 project by USCIS in July, 2011, and as of the date of this report the final phase of the funding overseas is pending.  The Company expects to complete the funding in the near-term, but until that time the Company believes it can rely on loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, loans, or EB-5, we may not be able to maintain our mortgage on the Ruby Mine.

As of June 30, 2013, total current assets were $137,394, which consisted of $137,394 cash.  As of December 31, 2012, total current assets were $42,008, which consisted of $42,008 cash.

As of June 30, 2013, total other assets were $2,644,078, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.  As of December 31, 2012, total other assets were $2,634,220, which consisted primarily of our Ruby Mine claims, plant and equipment, and Ruby reclamation bonds.  The increase is primarily due to an increase in available cash reserves.

As of June 30, 2013, total current liabilities were $3,833,478, which consisted primarily of $947,474 in deferred compensation, $370,162 in debt obligations, $1,099,889 in derivative liabilities, and the current portion of the Ruby Mine mortgage of $1,170,933.  As of December 31, 2012, our total current liabilities were $3,884,381, and consisted primarily of $884,474 in deferred compensation, $608,193 in loans, $496,827 in derivative liabilities, and the balance due on the Ruby Mine mortgage of $1,774,822.

As of June 30, 2013, total long-term liabilities were $1,082,488, which consisted of the long-term portion of the Ruby Mine mortgage of $730,646, and the asset retirement obligation at the Ruby Mine of $5,747.  As of December 31, 2012, our total long-term liabilities were $5,584, and consisted entirely of our asset retirement obligation.

We had a working capital deficit of $3,446,084 as of June 30, 2013, and a working capital deficit of $3,842,373 as of December 31, 2012.  The decrease is due primarily to a reclassification of certain debt as long-term liabilities.

During the six months ended June 30, 2013, operating activities used cash of $481,283 as compared to the six months ended June 30, 2012 where we used cash of $454,524 in operating activities.  The increase is due primarily to an extension expense on the Ruby Mine mortgage.

Cash flows from financing activities represented the Company’s principal source of cash for the six month period ended June 30, 2013. Cash flows from financing activities during the six month period ended June 30, 2013, and June 30, 2012, were $528,005 and $435,024, respectively, and consisted primarily of proceeds from loans and the issuance of stock.

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of June 30, 2013 and December 31, 2012 was $600,489 and $367,490, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

Restatements

The basis of the following should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2012 and our unaudited financial statements for the three months ended March 31, 2013.

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

These restatements also reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through June 30, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

Recent Developments

On April 4, 2013 the Company announced that an initial National Instrument 43-101 Technical Report and Resource Estimate on the Ruby Mine has been released and published on our website.

On April 30, 2013, the Company announced that operations at the Ruby Mine have resumed after the winter layover.

On June 6, 2013, the Company announced that it has signed an agreement for an advance sale of up to 2,120 ounces of specimen gold production from the Ruby Mine.

On June 12, 2013, the Company announced that it has entered into a joint-venture agreement on the Company's 100%-owned Fraser River Project near Lytton, British Columbia, with Solid Holdings Ltd., a private company based in Houston, BC.

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

As of June 30, 2013, the end of the six month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the six months ended June 30, 2013, and pursuant to seven (7) partial conversion notices received, the Company issued an aggregate of 5,779,414 shares of common stock of the Company to satisfy $132,825 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ"). The securities issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

In the six months ended June 30, 2013, the Company issued 5,700,049 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $197,000. As noted within footnote 9 of our financial statements, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

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

NORTH BAY RESOURCES INC.

Date: August 8, 2013	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)

10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
10.90	Memorandum of Understanding for Advance Sale of Specimen Gold dated June 4, 2013(33)
10.91	Fraser River Project JV Agreement dated June 24, 2013(34)
10.92	Amendment No. 3 to the Securities Purchase Agreement with Tangiers Investors, LP dated July 24. 2013(35)
14	Code of Ethics(1)

21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(33)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on June 5, 2013, and incorporated by this reference as an exhibit to this Form 10-Q.

(34)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on June 24, 2013, and incorporated by this reference as an exhibit to this Form 10-Q.

(35)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 24, 2013, and incorporated by this reference as an exhibit to this Form 10-Q.