Form 10-K
period 2013-12-31
NORTH BAY RESOURCES INC
filed 2014-03-17
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013):  $8,009,342*

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 152,531,443 as of March 14, 2014.

*As reported on the Over-the-Counter Bulletin Board (OTCBB). Excludes 16,206,474 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The OTCBB and OTCQB are centralized quotation services that collect and distribute market maker quotations for securities traded in the over-the-counter market. They display real-time quotes, last-sale prices, and volume information for many over-the-counter securities that are not listed on the Nasdaq Stock Market or a national securities exchange. However, they are not recognized as an established trading market for securities. The registrant’s common stock trades on the OTCQB and OTCBB.

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

(2) On June 24, 2013, the Company executed a definitive joint-venture agreement for mining operations on the Company’s 100%-owned Fraser River Project near Lytton, British Columbia, with Solid Holdings Ltd. (“Solid”), a private company domiciled in British Columbia and based in Houston, BC. The terms of the agreement call for Solid to provide all equipment, personnel, and related expenditures required to initiate and sustain mining operations at the Fraser River Project JV.  The Company will be responsible for maintaining the property in good standing and securing the permits required for mining operations to proceed.  The Company will retain 100% ownership of the property, and will be paid a 20% net smelter royalty (“NSR”) on all metals recovered from operations, with Solid retaining 100% of the net profits following payment of the aforementioned NSR.  Solid will be deemed the project operator, and will be responsible for the day-to-day operations.

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou"), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of the agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  This regulatory approval has been received, and the initial consideration has been paid.  An additional $50,000 cash and 500,000 shares of Caribou stock are due upon the first anniversary of the agreement, and a $175,000 cash payment is due upon the second anniversary of the agreement.  In addition to the consideration received, North Bay shall be granted a royalty equal to 2% of net smelter returns ("NSR"). At any time up to the commencement of commercial production, Caribou may purchase one-half of the NSR (being 1%) in consideration of USD $1,000,000 payable to North Bay, such that North Bay will then retain a 1% NSR. As of December 31, 2013 and the date of this report, Caribou has defaulted on the agreement and forfeited any and all rights, thereby returning 100% control and ownership of the Willa to the Company.

On January 9, 2014, the Company and our wholly-owned subsidiary, Ruby Gold, Inc. ("RGI"), executed a definitive joint-venture agreement (the “Ruby JV Agreement”), with regard to the mining and exploitation of the Ruby Mine in Sierra County, California (the "Ruby").  Under the terms of the Ruby JV Agreement, the Company will fund Ruby through loans, as needed, to maintain the property and operations thereof.  RGI will remain the owner and operator of Ruby, and the Company shall be apportioned a 50% interest of net income distribution from Ruby once all debt has been extinguished.

(3) Our primary cost in any option or JV agreements is typically the degree to which we give up our rights to any property.  In the case of an option agreement, we give up all of our rights if all of the terms of the contract are fulfilled, and will only retain a net smelter royalty (NSR), typically 2%.  In the case of a joint-venture, we will generally retain only 25% to 50% of our rights if all of the terms of the contract are fulfilled, and may be subject to further dilution should we elect not to further participate in the joint-venture.  An exception to this is when a joint-venture is agreed to on a profit-sharing basis, where the Company elects to retain up to 100% ownership of the project, and both parties are obligated to contribute its share of the project development costs.

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

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before any final evaluation as to the economic viability and feasibility of any of our mining projects can be determined.

The Company plans on generating revenue through mining once commercial operations begin on any of its properties.  Towards this end, the Company has acquired Ruby Gold, Inc. (“RGI”), which is now a wholly-owned subsidiary of the Company, and the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price was $2,500,000, of which $510,000 in cash and stock was paid as of the closing date of July 1, 2011, and the remaining $1,990,000 is a seller-financed mortgage.  The interest rate is currently 6% per annum, and will increase to 8% on January 1, 2015.  The balance due on the mortgage is $1,832,638 as of December 31, 2013.  The mortgage is to be paid in full by December 30, 2015 pursuant to amendments to the agreement executed on December 12, 2012, March 28, 2013, and November 19, 2013.  As part of the terms of acquisition, the seller received 10 million shares of the Company’s common stock with a market value of $150,000 as of the day the agreement was signed, and which was then applied to the purchase price.  The seller has also been granted 10 million 5-year warrants exercisable at 2 cents upon the signing of the agreement.  Pursuant to the aforementioned amendments, an additional 2 million 5-year warrants exercisable at 9 cents, 2 million 5-year warrants exercisable at 10 cents, and 4 million 5-year warrants exercisable at 4 cents have been issued.  Pursuant to the aforementioned amendment dated November 19, 2013, the term of all 18 million of the outstanding warrants issued to the seller has been extended to December 30, 2018.

Operational funding for the Ruby project of up to $7.5 million was initially expected to be provided through the federal EB-5 program described below.  It is expected that this funding will be non-dilutive, as no shares of Company stock will be issued to EB-5 investors.  The EB-5 funding will be debt, which must be repaid from mining operations over five years and at an interest rate of no more than 6%.  In the interim, if the Company has not generated enough revenue from claim sales and joint-ventures to meet our commitments, we believe we can rely on loans and our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover our acquisition costs.

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

Terms of the agreement specify that upon filing an application for a new Regional Center with USCIS, North Bay shall pay ACG up to $50,000 as its share of the startup expenses.  In lieu of cash, North Bay may elect to issue a convertible debenture to ACG, at an interest rate of 8%, and convertible to shares of common stock, the number of shares of which, if and when issued, shall be equal to the principal and interest to be paid on the date of conversion divided by the prevailing market price of our common stock on the date of conversion. In the event the Company does issue a convertible debenture, we expect it to be dilutive to shareholders, the extent of which will be determined by the market price of our shares on the day of conversion.  In addition, upon receipt by the Company of the first tranche of EB-5 funding at a minimum of $500,000, the Company shall reimburse ACG for its share of the marketing expenses in the amount of $110,000 cash. The Company will await guidance from USCIS after the Regional Center is established as to whether marketing costs incurred to secure funds through the EB-5 program can be recouped from EB-5 funds subsequently received.  Alternatively, if the Company has not generated enough revenue from claim sales and joint-ventures to cover these costs, we believe we can rely on loans as well as our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to cover these expenses.   As of December 31, 2013, the Company has paid a total of $37,216 in startup expenses incurred by ACG to prepare and file EB-5 applications with USCIS.  These expenses have been paid in full, in cash, and as such there will be no convertible debenture issued in connection with this agreement. As of December 31, 2013, no shares have been or will be issued in connection with this agreement.

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

The Company notes that its intention to utilize EB-5 funding is a matter of economics and the success of the Ruby Project itself is not exclusively contingent on the EB-5 financing heretofore disclosed. Unless and until all of the milestones related to USCIS approvals for EB-5 are achieved and funds are received, the Company may elect to accept alternative funding should a suitable funding source be identified and acceptable terms negotiated.  As of the date of this report, the EB-5 funding remains pending, the Company has not received any funding through the EB-5 program, and there is no guarantee that it will be completed.  Accordingly, given the length of time this process has been ongoing, as of the date of this report the Company has elected to proceed on its own by funding the project through loans and stock issuances.

On December 2, 2013, the Board of Directors authorized a plan to spinoff RGI as a separate and independent public company by distributing shares of RGI’s common stock to North Bay shareholders based on a date and at a ratio yet to be determined.  Other than the authorization for said spinoff by our Board of Directors and the Board of RGI, there are no agreements, formal or otherwise, in place between the respective companies, any affiliate of either company, or any other parties governing the spinoff, and no shareholder approvals are required. On the same date, the Board of Directors of RGI authorized the formalization of a joint-venture agreement between the Company and RGI with regard to Ruby on a 50/50 profit-sharing basis. On January 14, 2014, RGI filed a registration statement on Form 10 with the SEC to initiate said spinoff. As of the date of this report, RGI’s registration statement on Form 10 is not yet effective, RGI has withdrawn the Form 10, and expects to file a registration statement on Form S-1 in its place.  Accordingly, as the completion of the spinoff is contingent on a registration statement by RGI becoming effective, there has been no further determination as to when the spinoff and stock dividend distribution might be completed, and there is no guarantee that it will be completed.

On November 1, 2011, the Company agreed to option the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  On July 11, 2012, the Company executed an amendment to the Taber Mine Option Agreement to extend the option for one additional year. The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.  As of December 31, 2013 and the date of this report, the term of the option has expired, and the Company has elected not to renew it.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $15,535,153 as of December 31, 2013. In addition, we have a working capital deficit of $3,249,806 as of December 31, 2013. We had net losses of $2,059,305 and $2,119,706 for the years ended December 31, 2013 and 2012, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2013 the accumulated deficit attributable to CEO stock awards, including previous management, and valued according to GAAP, totals $2,558,535 since inception in 2004. As of December 31, 2013 the accumulated deficit attributable to CEO compensation is $820,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the seven years since 2006 consists of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, $90,000 in 2011, $116,000 in 2012, and $100,000 in 2013.  These cash expenditures are also included in the accumulated deficit.

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

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in our recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception of our current operations in January 2006, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 1B.            Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.               Properties

The Ruby Property

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which was to be paid in stages originally extending to December 30, 2012, and which has since been extended by amendment to December 30, 2015. Terms of the Ruby agreement provided for an initial option period of 5 months that expired on January 31, 2011, at which time we elected to extend the option for a second 5 month period, expiring on June 30, 2011.  On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 10,000,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  In addition, in compliance with the agreement dated September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 31, 2015, of purchasing up to 10 million shares of stock at two cents ($0.02) per share, and in compliance with a second amendment to the Option Agreement dated April 22, 2011, the Company issued 5-year warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note was due on or before December 30, 2012.  Pursuant to an amendment executed on December 12, 2012, the note maturity was extended to June 30, 2013, and monthly mortgage payments in Q1 2013 were reduced to $10,000 per month.  In consideration of said extension, the Company made a $50,000 principal payment on December 27, 2012. Monthly payments as of April 1, 2013, were set to increase to $85,000 per month. . Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC at least 50% of the funding received until the note is paid off in full.  During 2012 the Company issued an additional 2 million 5-year warrants to RDC in consideration for reducing the Company’s monthly mortgage payments on the Ruby Mine property. Said warrants give RDC the right to purchase up to 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share.  Pursuant to a subsequent amendment dated March 28, 2013, RDC agreed to extend the maturity date of the note to December 30, 2015, with interest due on the note through 2014 at 6% per annum, and shall increase to 8% per annum on January 1, 2015. Pursuant to an amendment dated November 19, 2013, the Company issued an additional 4 million 5-year warrants at an exercise price of $0.04 in consideration for a modification of the payment terms of the note that amortized a $1M payment previously due on December 30, 2013. Pursuant to said amendments, mortgage payments are now $20,000 per month due on the 1st of each month through December 30, 2015, and an additional $40,000 per month due on the 20th day of each month through December 30, 2015. In addition, pursuant to the November 19, 2013 modification agreement, the Company has agreed to extend the expiration of all 18 million total outstanding warrants issued in aggregate to RDC since September 27, 2010, until December 30, 2018.  As of December 31, 2013, the outstanding balance due on the note is $1,832,638.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,618 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which the $171,618 in reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been paid and extinguished.  As of December 31, 2013, interest accrued to the Reclamation Bond has increased its current value to $172,880.

It is expected that the aggregate total of warrants related to this transaction will be dilutive to shareholders by adding up to 18 million shares onto our outstanding share total in the event that all the warrants are exercised. The actual dilution is dependent upon whether or not any of the warrants are exercised prior to their expiration dates.

Operational funding for the Ruby project of up to $7.5 million was initially expected to be provided through the federal EB-5 program (“EB-5”). As of the date of this report, the EB-5 funding remains pending, the Company has not received any funding through the EB-5 program, and there is no guarantee that it will be completed.  Accordingly, given the length of time this process has been ongoing, as of the date of this report the Company has elected to proceed on its own by funding the project through revenue from claim sales and joint-ventures, loans, and stock sales. If revenue is not sufficient we believe we can rely on loans and our equity credit line established by way of our Securities Purchase Agreement with Tangiers, LP to meet our obligations.

The Ruby purchase agreement includes the subsurface mineral rights to 2 patented claims comprising 435 acres, and 30 unpatented claims comprising approximately 1,320 acres.  All of the unpatented claims in the property package are in good standing through August 31, 2013 with both the BLM in Sacramento and Sierra County in Downieville, CA. Annual BLM claim fees are currently $10,640 per year.  Sierra County property taxes are currently $26,220 per year. As of December 31, 2013 and the date of this report, all BLM fees and Sierra County property taxes have been paid and are current.  The Ruby Mine is permitted(3) for underground exploration, small scale development and small scale production.

Claim Name	Type	Acres(1)	Good Until(2)
Guatemala	Patented	147	-
Extension Placer Mining Claim	Patented	288	-
Wisconsin Placer Mining Claim	Unpatented	180	September 1, 2014
Wisconsin Extension Placer Mining Claim	Unpatented	159	September 1, 2014
Garnet Placer Mining Claim	Unpatented	75	September 1, 2014
Ruby Quartz Mining Claim	Unpatented	20	September 1, 2014
Diamond Quartz Mining Claim	Unpatented	20	September 1, 2014
Sapphire Placer Mining Claim	Unpatented	2	September 1, 2014
Gold Channel Placer	Unpatented	150	September 1, 2014
Black Channel Placer	Unpatented	60	September 1, 2014
Topaz Placer Mining Claim	Unpatented	160	September 1, 2014
Irene Placer Mining Claim	Unpatented	140	September 1, 2014
Opal Placer Mining Claim	Unpatented	160	September 1, 2014
Ruby Lode No. 7	Unpatented	20	September 1, 2014
Ruby Lode No. 8	Unpatented	20	September 1, 2014
Ruby Lode No. 16	Unpatented	20	September 1, 2014
Ruby Lode No. 17	Unpatented	20	September 1, 2014
Ruby Lode No. 18	Unpatented	20	September 1, 2014
Ruby Lode No. 19	Unpatented	20	September 1, 2014
Ruby Lode No. 20	Unpatented	20	September 1, 2014
Ruby Lode No. 27	Unpatented	20	September 1, 2014
Ruby Lode No. 28	Unpatented	20	September 1, 2014
Entry Lode Mining Claim	Unpatented	20	September 1, 2014
Entry Extension Lode Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 1 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 2 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 3 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 4 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 5 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 6 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 7 Placer Mining Claim	Unpatented	20	September 1, 2014
Golden Bear 8 Placer Mining Claim	Unpatented	20	September 1, 2014

(1) The sum total of the acreage of the unpatented claims is 1,506 acres.  However, as some placer claims overlap lode claims, the true acreage of the unpatented claim area is known to be approximately 1,320 acres, for a total property extent of approximately 1,755 acres including the subsurface patented claim area.

(2) September 1, 2014 represents the “Good Until” date of the Ruby unpatented claims. In order to maintain a mining claim in California in good standing, the claim holder must perform annual work having a minimum cost of $100 or, alternatively, pay to the U.S. Bureau of Land Management (”BLM”) an annual maintenance fee of $140.  Patented claims have no “Good Until” date, and instead are only subject to local and state taxes.  As of September 1, 2013, $10,640 was paid to maintain the unpatented claims, and $26,220 was paid in property taxes to maintain the unpatented and patented claims in good standing.

(3)  The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2014, which was paid to the State Water Resources Control Board in November 2013.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $172,880 is also in place.

The Ruby Mine

The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  It is in the Alleghany-Downieville mining district, situated in the Sierra Nevada foothills south of the Yuba River.

In June 2010, the Company retained Mr. C. Gary Clifton, P. Geo., to visit the Ruby Mine in the Sierra County area of California to inspect its infrastructure and general conditions, assess its mineralization, and determine its potential to resume economic mining operations.  Mr. Clifton holds degrees in Geology and Geochemistry from Macquarie University in Sydney, Australia, with post-graduate studies in Geochemistry at UC Berkeley and Oregon State University. As a Registered Professional Geologist, Mr. Clifton has over 40 years of experience with several major mining and petroleum companies, and as an independent consultant in mining exploration and exploration management, mineral property evaluation, and mining geology. He has conducted and managed exploration and evaluation programs for a wide variety of mineral commodities in the United States, Australia, and the Middle East. Mr. Clifton is currently President of Western Resource Group LLC.

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

The following information has been reviewed for technical accuracy by Mr. C. Gary Clifton, P. Geo.

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

The Ruby property comprises two contiguous claim groups; the Ruby and the Golden Bear (aka Carson Camp), both of which include lode and placer claims. The Ruby claims combine three past-producing gold mines, which are the Ruby, the Bald Mountain Extension, and the Wisconsin. The Golden Bear claims comprise several former producing mines as well, which are the Golden Bear, the Ireland, and the Cincinnati. Collectively, the Ruby and Golden Bear claims have produced in excess of 350,000 ounces of gold in a mining history dating from the 1850's.

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

ALLEGHANY-
DOWNIEVILLE
DISTRICT
Gardner's Point
Pioneer Mines
Downieville
Sierra City
Goodyears Bar
NORTH YUBA RIVER
MIDDLE YUBA RIVER
Alleghany
Malakoff Diggings
SOUTH YUBA RIVER
YUBA RIVER
80
WASHINGTON
DISTRICT
Nevada
City
Grass
Valley
GRASS
VALLEY
DISTRICT
Reno
Lake
Tahoe
NEVADA
CALIFORNIA
Auburn
Georgetown
50
Placerville
Sacramento
Plymouth
Jackson
MOTHER LODE DISTRICT
San Andreas
Sonora
Stockton
YOSEMITE
NATIONAL
PARK
Coulterville
Mariposa
0
10
20
40 Miles
KEEWATIN ENGINEERING INC.

GOLD MINING DISTRICTS
OF THE
MOTHER LODE SYSTEM

Figure 3

RUBY MINE
State
Highway 49
Downieville:
Sierra County
Seat
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

In the early 1930's, C.L. Best, the co-founder of Caterpillar Tractor, acquired the Ruby Mine, and developed the Black channel. Best Mines produced an estimated 58,000 ounces of gold from the gravels before the government forced closure under War Production Board Order L-208 in 1942. Economic mining operations ceased at this time and have not resumed since. C.L. Best saved 123 nuggets of $100 value or greater for a personal collection. That collection is presently on display al the Los Angeles County Museum of Natural History.

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

The Brush Creek Mining and Development Company, Inc. (“Brush Creek”) acquired the Ruby in 1990.  From 1990 through 1995, Brush Creek rehabilitated and re-timbered approximately one and one-quarter miles of horizontal haulage tunnel supports and a 210 foot vertical shaft for access and mine safety, constructed a new wash plant and quartz mill, built underground roads for use by diesel loaders, installed a hoist and constructed a new sixty-foot steel head frame over the Lawry Shaft at the Ruby Mine, installed a complete underground ventilation system and electrical system at the Lawry Shaft, constructed a new waste water treatment system for use at the mill site, and modified and enlarged the structures at the mill site.  According to their SEC filings, Brush Creek’s total investment in the Ruby was $4,554,575 as of June 30, 1997, including $2,251,714 of development costs, and $1,975,525 of mining equipment.  Production during this period was limited.  From December 1992 until July 1993 an estimated 7,300 tons of mineralized material was mined, resulting in the recovery of approximately 200 ounces of gold.  Brush Creek stated that these preliminary results were too small to be a reliable representative sample of the expected placer grades.  In 1994, approximately 400 tons were mined from the Lawry channel, at an average grade of 0.2 ounces per ton.  By 1995, mining operations were suspended, and except for limited periods of sporadic activity over the next few years, the mine was put on care and maintenance. Brush Creek briefly resumed operations in 1998, driving a development tunnel in the south Lawry Shaft workings. Due to low metal prices, the property was eventually forfeited and returned to the Ruby Development Company, who has kept the property and permits under care and maintenance from 1998 to 2011 when the property was acquired by North Bay.

Plant, Equipment, Permits, and Site Infrastructure

Site inspections conducted during June and July, 2010 by C. Gary Clifton, a certified professional geologist (P.Geo.) retained by the Company as an independent consulting geologist to inspect and assess the Ruby Mine, and by management in September, 2010, confirmed that the Ruby is in excellent condition, and has been well maintained despite having not been operation since 1998.  The equipment currently on-site at the Ruby was mostly purchased in the period between 1990 and 1995 when the mine was last in operation, and was therefore between 15 and 20 years old at the time of the initial inspection.  The equipment, including the wash plant and mill facilities, has been confirmed to be in good working order, though some minor upgrades are expected to be needed.

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

Permits in place include a Plan of Operations, a Phase I Environmental Site Assessment, a Water Order, and a Reclamation Plan secured by over $172,880 in Reclamation Bonds. The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2014, which was paid to the State Water Resources Control Board in November 2013.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $172,880 is also in place.

Skilled underground hard-rock and placer miners with considerable experience in the local ground conditions reside in the area and will provide a valuable resource in the present and future exploitation of the Ruby.

Initial Geological Assessment Work

The Ruby Mine is an underground mine that is known to have produced over 350,000 ounces of gold since the 1850’s, but which currently has no known estimates of proven reserves.

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

Additional channels as well as lode deposits in quartz veins are known to exist on the property.  These will require additional exploration and no attempt has been made as of yet to estimate the amount of gold they may contain.

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

ADD: Alleghony - Downieville District

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

Ruby Mine Mining Plan

The Ruby mining plan anticipates that much of the first mining season will be engaged in determining the exact locations of the targeted channels with bulk sampling, exploration drifting (tunneling), and establishing mining headings in these channels.

Prior to the start of mining, the initial startup work has concentrated on rehabilitating the Ruby tunnel, renovating the Ruby Mill, improving the infrastructure, and getting Ruby facilities and equipment into good working order. The Company began rehabilitation of the Ruby tunnel in October, 2011.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  As of December 31, 2013, construction and renovation costs directly related to the Ruby tunnel rehab and excluding acquisition, depreciation, and regulatory expenses totaled $1,536,413.

The Pilot and Mount Vernon Channel targets are projected to lie in the near vicinity of the existing Lawry Shaft workings.  Active exploration tunneling ("drifting") with air-powered slushers and trackless loaders ("LHD's") is expected to be underway shortly the Lawry Shaft section of the mine is fully rehabilitated. The rehabilitation of the Lawry Shaft is anticipated to begin in Q3, 2014 at an estimated cost of $500,000 over a 10 month period.

Construction of the 1,500 foot Deep Rock Creek Project access tunnel can also begin once full mining operations commence. This tunnel will be a tracked haulageway. The rate of progress will be determined by the amount of time required to complete the maintenance program in the Ruby tunnel beyond the "Daylight Turn" where the Deep Rock Creek Access Tunnel begins. This maintenance will also be required prior to constructing the Big Bend Bypass Raise to the Black Channel workings. This maintenance work was completed in the third quarter of 2013.  Construction of the Big Bend Bypass Raise is currently in progress.  The Company recently commenced test mining (bulk sampling) operations in the White Channel section of the Ruby tunnel, which as of the date of this report has been discontinued pending further evaluation.  As of the date of this report, an estimated start date or budget for the Deep Rock Creek Project access tunnel has not been determined.

The mining plan anticipates a "herring bone" drift pattern for exploitation of the channels. A central tunnel (known as a "drift") will be driven following the gut (“deepest part”) of the channel. This drift will be continued until the end of the channel is reached and the length of the resource has been defined. Regularly spaced crosscuts (known as "crosscut drifts") will be driven out on each side of the central drift to determine the width of the channel.

The material mined from these drifts will be washed in the placer plant. Careful records of the gold recovery will also provide a grade for the material "blocked out" in this process, thereby developing a proven resource to be mined in the production phase of the mining plan.

Ruby typically experiences considerable snow fall, and a decrease in activity is planned for during the winter months of Year 1. It is expected that the Ruby will operate year-round once the operation is well established.

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

A cost effective underground mining operation is accomplished by a two-phase process:

(a) Exploration occurs on the advance by drifting upstream or downstream along the axis of the channel, with crosscuts driven every fifty to one hundred feet. The muck from these workings is slushed to passes that lead to the main haulage level within the bedrock below the channels. This is accompanied by face and rib sampling and by bulk testing of the muck from the headings. Each round is quantitatively analyzed to map out the grade distribution of the gold. This work is followed by;

(b) Selective mining (“breasting”) during the retreat, using the drift as the main haulage-way and leaving pillars of lower grade material. This is facilitated by careful mine planning based on the geometry of the channel and the grade distribution ascertained from the exploration phase.

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

For the year ended December 31, 2013, the Company paid the Province of British Columbia an aggregate of $35,028 USD in registration and claim maintenance fees to maintain our properties in good standing.  For the year ended December 31, 2012, these fees totaled $68,536 USD.  The decrease is due to claim sales that reduced our inventory of claims, and exploration expenditures that extended the good-until date of some of our principal properties for several years into the future.

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

Principal Canadian Properties

The following table shows the Company’s principal target properties in British Columbia, Canada, which in aggregate comprise 110 claims that cover 28,961 acres (11,725 hectares).  The Company owns additional claims throughout British Columbia, but most of these others have not as yet been aggregated into identifiable properties, are currently not considered material, or are expected to expire on their termination dates and no longer held.  As of December 31, 2013, our total holdings are 186 claims encompassing 40,175 acres (16,265 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has an active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition.

Properties are labeled as such when individual claims that are either contiguous with each other or in close proximity can be aggregated and identified with a known mineral or placer resource. As of December 31, 2013, the total cash cost to acquire the properties listed below is $16,311, consisting of $6,436 in staking fees paid to the Province of British Columbia, and $9,875 paid in 2006 to an individual to acquire the Monte Cristo.  If every claim is maintained for the next year, the projected expense would be a minimum of $69,815, less $42,575 in exploration credits applied to the claims during 2013 for FY 2014, for a total of $27,240.  In keeping with Company practices, some non-strategic claims may be allowed to lapse, and possibly re-staked afterwards, resulting in a considerable saving from the maximum projected annualized cost.  As well, any of these properties that become the subject of options or joint-ventures with other companies will see their projected maintenance costs transferred to the prospective partner company for the duration of the contract. The table below shows the cash acquisition cost of each property and the annualized projected cost (or carrying cost) of maintaining the properties in good standing.  All dollar amounts in this table are expressed in Canadian dollars, and the actual expense to the Company in terms of US dollars, when actually paid, can be as much as 10% lower or higher, depending on the foreign currency exchange rate on the day any payment is recorded.

Property Name	Area (hectares)	Acquisition Cost	Minimum Work Requirement (Annualized)**	Exploration Expenditures To Date***
ARGO GOLD	262	$185	$1,315	$-
BRETT WEST - BOULEAU CREEK GOLD	1,900	760	9,500	38,129
CHERRY GOLD	1,138	480	5,690	-
MT. WASHINGTON/CONNIE HILL	2,796	1,052	13,145	26,847
CORONATION GOLD	604	242	3,020	10,732
GOLD HILL PROJECT	1,920	1,173	9,600	-
LOUGHBOROUGH GOLD	288	115	1,440	-
LYNX GOLD	622	249	3,110	-
MONTE CRISTO*	333	9,875	6,660	18,082
NEW ESKAY CREEK	551	832	12,000	-
PINE RIVER VANADIUM	330	132	1,650	-
RACHEL GOLD	337	135	1,685	-
TULAMEEN PLATINUM	231	92	1,155	13,675
FRASER RIVER PROJECT	413	826	8,260	59,268
Total	11,725	$16,311	$69,815	$166,733

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

*** Exploration expenditures are applied to the claims when incurred to meet the annual work requirement and extend the good-until date of the claims for as much as 10 years into the future.

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
CORONATION GOLD
CORONATION GOLD
921749
976759
766983
603844
769943
544562
564792
605428
603845
648243
625343
885069
514023
514022
999882
773182
773162
607060
525833
604965
855199
855179
855191
999862
898161
991828
855151
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
Scale: 1:48,206
0
850
1700 m.
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

MineralTitles OnlineBC
FRASER RIVER PROJECT
LYTTON 9A
HALHALAEDEN 14
HALHALAEDEN 14A
INKLUCKCHEEN 21D
STRYEN 9
LYTTON 21A
LYTTON 9B
INKLUCKCHEEN 21
NUUAUTIN 2B
KLEETLEKUT 22
TANK
NUUAUTIN 2
KLEETLEKUT 22A
NUUAUTIN 2A
NOHOMEEN 23
TWO MILE CREEK 15
TWO MILE CREEK 15A
LYTTON 27B
PAPYUM 27
NGAYUYEME 36
PIT
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
Placer Tenure (current)
Placer Claim
Placer Lease
Placer Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
MTO Grid (MTO)
First Nations Treaty Related Lands
First Nations Treaty Lands
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Scale: 1:42,836
0
750
1500 m
Fort St. John
Quesnel
Williams Lake
Vancouver
Victoria
Revelstoke
Trail
THIS MAP IS NOT TO BE USED FOR NAVIGATION.
YELLOW

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

Pursuant to the issuance of a mining permit on June 24, 2012, the Company began operations at the Fraser River Project on October 23, 2012, to begin the excavation of test pits.  Operations were suspended for the winter in December, 2012.

During 2013, the JV with PWC was terminated and the Company executed a definitive joint-venture agreement for mining operations at the Fraser River Project with Solid Holdings Ltd. (“Solid”), a private company domiciled in British Columbia and based in Houston, BC. The terms of the agreement call for Solid to provide all equipment, personnel, and related expenditures required to initiate and sustain mining operations at the Fraser River Project JV.  The Company will be responsible for maintaining the property in good standing and securing the permits required for mining operations to proceed.  The Company will retain 100% ownership of the property, and will be paid a 20% net smelter royalty (“NSR”) on all metals recovered from operations, with Solid retaining 100% of the net profits following payment of the aforementioned NSR.  Solid will be deemed the project operator, and will be responsible for the day-to-day operations.

A new permit was subsequently applied for and was issued in July 2013.  Operations are currently on hold pending completion of a Heritage Impact Assessment requested by the Province of British Columbia.  This survey is expected to begin in Q2 2014. There is no guarantee that mining operations at the Fraser River Project will resume or will be successful.

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

GOLD HILL PROJECT

GOLD HILL MINE
574370
741302
745582
600760
740702
573202
577482
597602
574627
753182
602125
540639
82F.024
82F.025
82F.014
82F.015
0 1250 2500 m.
Map center: 49° 13' 22" N, 117° 16'

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
Scale: 1:71,507

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
Scale: 1:74,585
0
1300
2600 m.
Map center: 50° 15' 28" N, 119° 37' 26" W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vancouver
Victoria
Trail
835915
835909
988944
988943
988942
988946
988923
988922
988945
988902
737043
733522
739502
844892
514526
561342
514485
849223
849225
515322
562987
849222
844546
1010911
844544
849228
955356
955354
955353
1013861
1012657
1011087
1010835
1010947
517127
259182
946051
509081
990305
1011503
1013627
844890
844888

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

A follow up HMC program in 2013 resulted in an expansion and further delineation of the alteration zone found in 2011, and the discovery of a completely new and previously undiscovered target area about 400 metres west of where sample NB-60 was taken. At least 5 samples (NB-106, NB-107, NB-126, NB-137, and NB-138) confirmed and further delineated the presence of highly anomalous gold particles in the soil upslope from both NB-60 and the large alteration zone discovered during the initial HMC program in 2011. The 2013 HMC project produced assays as high as 9.75 g/t (sample NB-137) from the original target area.  New and very positive results downslope from the newly discovered alteration zone, about 400m west and upslope from NB-60, produced high gold values from three samples; NB-126 (8.0 g/t), NB-163 (2.29 g/t), and NB-164 (2.53 g/t).  These samples were all taken very close together and point to this new target area upslope. Further sampling is planned for 2014 in an effort to locate the origin of this gold dispersal plume. The samples from the 2013 program were sent to ALS Chemex in Vancouver for analysis, who reported the following assay results:

SAMPLE	Recvd Wt.	Au
DESCRIPTION	kg	g/t
NB-101	0.06	1.16
NB-102	0.06	0.298
NB-103	0.06	0.619
NB-104	0.06	0.055
NB-105	0.06	0.367
NB-106	0.06	1.525
NB-107	0.06	1.255
NB-108	0.06	0.384
NB-109	0.06	0.268
NB-110	0.06	0.086
NB-111	0.06	0.017
NB-112	0.06	0.022
NB-113	0.06	0.069
NB-114	0.06	0.336
NB-115	0.06	0.177
NB-116	0.06	0.062
NB-117	0.06	0.685
NB-118	0.06	0.079
NB-119	0.06	0.22
NB-120	0.06	0.125
NB-121	0.06	0.015
NB-122	0.06	0.34
NB-123	0.06	0.887
NB-124	0.06	0.222
NB-125	0.06	1.25
NB-126	0.06	8.2
NB-127	0.06	0.198
NB-128	0.06	0.315
NB-129	0.06	0.909
NB-130	0.06	0.006
NB-131	0.06	3.94
NB-132	0.06	0.128
NB-133	0.06	0.075
NB-134	0.06	0.006
NB-135	0.06	0.256
NB-136	0.06	0.743
NB-137	0.06	9.75
NB-138	0.06	1.225
NB-139	0.06	0.401
NB-140	0.06	0.212
NB-160	0.06	0.465
NB-161	0.06	1.16
NB-162	0.06	1.6
NB-163	0.06	2.29
NB-164	0.06	2.53
NB-165	0.06	0.912

The Company also intends to engage a joint-venture partner to fund future development of the project.  There is no guarantee the Company will be successful in this effort.

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

TULAMEEN PLATINUM PROJECT

0
550
1100 m
Map Center: 49° 31' 44" N, 120° 53' 59" W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

MINFILE Status
- Producer
- Past Producer
- Developed Prospect
- All others

Indian Reserves
National Parks
Conservancy Areas
Parks
MTO Grid (MTO)
- Blocked by MEM
- Other

Mineral Tenure (current)
- Mineral Claim
- Mineral Lease

Mineral Reserves (current)
- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others

Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (1:250K)
- Contour - Index
- Contour - Intermediate
- Areaof Exclusion
- Areaof Indefinite Contours

Scale: 1:31,628

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: TULAMEEN PLATINUM PROJECT CLAIMS ARE HILIGHTED IN YELLOW. MAP IS CURRENT AS OF MAY 27, 2010.

In 2013 the Company undertook a prospecting survey designed as a reconnaissance study of the main rock types, mineralization, and of the mineral potential of the Tulameen ultramafic rocks. Assays returned values in line with the ones obtained by previous explorationists evidenced in the British Columbia MINFILE reports. Top values were 0.54 g/t platinum, 0.18 g/t gold, 0.195% copper, 0.138% nickel, 15.40% iron and 20.3% chromium.  The samples were analyzed by ALS Chemex in Vancounver, as follows:

SAMPLE	Recvd Wt.	Pt	Au	Ir	Rh	Cr	Cu	Fe	Ni	Zn
	kg	g/t	g/t	ppm	ppm	%	ppm	%	ppm	ppm
T-59	0.68	0.08	0.046	0.002	nil	0.272	150	5.78	1150	80
T-61	1.4	0.07	0.02	nil	nil	0.0940	30	6.43	1050	50
T-65A	0.76	0.54	0.037	0.019	0.019	3.18	80	9.01	560	130
T-65C	0.12	nil	0.056	0.006	0.009	20.30	nil	15.4	1380	660
T-67	0.68	0.14	0.039	0.003	0.006	0.671	1950	6.75	1000	100
T-68A	0.66	0.08	0.18	0.002	nil	0.769	nil	7.67	1260	70

The 2013 program also revealed that the PGM mineralization hosted in the dunite is accompanied by olivine, an industrial mineral. Among its many uses, olivine is presently considered to have a strategic use in carbon dioxide (CO2) sequestration.  It is therefore believed that the olivine industrial mineral potential of the project might be significant. Mining of the dunite rocks for olivine industrial mineral is believed to have a greater potential than mining for precious and base metals alone. The potential for mineral sequestration of carbon dioxide of the Tulameen dunite rocks could further improve the economics of a possible olivine mining project.

The 2013 survey concluded the mining of the olivine rich core of the Tulameen Ultramafic Complex has to be envisioned as a possible open pit mining operation that would include on-site processing of the rock (crushing, grinding, flotation and/or gravity concentration) as this could be the only viable solution for moving the project forward. The main product could be represented by olivine industrial mineral, while by-products could be represented by metals (PGM, chromite, magnetite). The tailings could be marketed for their CO2 sequestration potential.  Drilling of the potentially economic zones has to be undertaken as a next step which is deemed necessary in understanding the characteristics of the unaltered dunite rocks and associated mineralization. If successful, mineral resources and reserves could be estimated and used in a Preliminary Economic Assessment (PEA) of the olivine-PGM deposit.

The Company is presently considering whether to further explore the property independently, or to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in either of these efforts.

The Rachel Property is located approximately 17 kilometres northwest of the village Salmo in southeastern British Columbia, and covers 337 hectares (832 acres).

RACHEL

RIDGE
548370
553134
548938
548936
548937
506465
82F.033
SUB L 25, PI X55
2113
2067
575560
545488
RACHEL
DL 1238
82F.023
705745
558608
528697
525409
545524
505016
510753
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

The Company owns a 100% undivided interest in the placer rights underlying the property, the surface of which is owned by the Province of British Columbia, also known as Crown Land. Subsequent to the acquisition, British Columbia created a reserve that does not allow any further staking of placer claims.  However, as our claims were pre-existing, our placer rights have been grandfathered and remain valid for as long as we continue to maintain the property in good standing.  The property is also adjacent to an Indian reservation, and any exploration or mining work will require the approval of the local First Nations council.

The Monte Cristo Property was acquired in August 2006 by way of purchase from a private individual.  Consideration paid was $9,750 USD cash and 130,000 shares of common stock, plus a 2% NSR.

MONTE CRISTO

SWEETEEN 3
524660
1000697
MONTE CRISTO
329581
521598
92G.098
1001662
1003663
SKOOKUMCHUCK 4
575230
200
600596
1003583
466
291
SKOOKUMCHUCK 4A
381387
166
MORTEEN 9
BCB 95086
115
1462
1449
811
92G.099
0 650 1300 m.
Map center: 49° 57' 16" N, 122° 25' 04" W

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
Scale: 1:37,756

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

In January 2012, prior to the above described work program, the Company amended its aforementioned Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to include a joint-venture on the Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  The Monte Cristo permits have been applied for, but as of the date of this report these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming. As of the date of this report, the joint-venture with PWC has been terminated.

The Mt. Washington/Connie Hill Property is located on Vancouver Island, approximately 15 kilometres northwest of Courtenay in southwestern British Columbia, and presently covers 2,796 contiguous hectares (6,906 acres). The property extends from Constitution Hill and Wolf Lake southwest towards Mount Washington, and includes several zones of mineralization for 10 kilometres along Murex Creek to Mt. Washington, including the Lupus, Ideal, Murex, Oyster, and the southern portion of the Domineer deposits at Mount Washington.

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

The Murex zone is on the northeast slope of Mt. Washington, and represents an area of mineralization covering approximately 700 by 700 metres, with an estimated depth of 175 metres. It has been previously tested by a number of diamond-drill holes by several previous operators, with a 4 metre section of core assaying 4.08 per cent copper, 32.91 grams per tonne silver and 6.31 grams per tonne gold. A total of five zones have been identified within the Murex deposit, labeled Zones A, B, C, D, and E. Drilling on the Murex by Noranda in 1988 yielded significant intercepts, as follows (Sources: MINFILE 092F 206, BC Assessment Report 30010):

·	NMX-88-17 yielded 0.25m. @ 3.7 g/t gold, 46 g/t silver and 9.7% copper from 196.5 to 197.21 m. from a massive sulphide vein in Zone A

·
NMX-89-25 yielded 4.0 m. @ 6.5 g/t gold, 30 g/t silver and 4.1% copper from 29 to 33m., including: 1.0 m. @ 21 g/t gold, 71 g/t silver and 9.3% copper from 29 to 30 m. in a massive sulphide vein in basalt with pyrrhotite, chalcopyrite and pyrite

·	NMX-89-26 yielded 6.5 m. @ 0.23 g/t gold, 7.3 g/t silver and 1.1% copper from 16.2 to 22.7 m. in a siliceous basaltic breccia with pyrrhotite and chalcopyrite

The Oyster zone is situated approximately 3 km north of Mt. Washington. Drilling and sampling documented in a 2008 NI 43-101 Technical Report by the previous operator, Bluerock Resources, documents a 43 centimetre section of core that assayed 2.78 grams per tonne gold, 6.86 grams per tonne silver, and 0.07% copper (Sources: MINFILE 092F 365, BC Assessment Report 30010).

In 2013 the Company engaged Mr. Jacques Houle, P.Eng., to undertake a comprehensive study of the main rock types, mineralization and of the mineral potential of the Mount Washington property. This fieldwork included select outcrop grab sampling with highlights achieved at the following locations:

•	Oyster Breccia Area – 3 samples taken from three separate known mineralized sites documented in ARIS report 17193 yielded up to 1.39 g/t gold.

•	Lupus/Wolf Lake Area – 2 samples taken from three separate known mineralized sites documented in ARIS reports 27430 and 28405 yielded up to 16.4 g/t gold and 1.18% copper in 2 different samples.

•
Murex Breccia Area – 4 samples taken from four separate known mineralized sites documented in ARIS report 18391 and 7 select outcrop grab samples taken from areas of recently exposed or previously undocumented mineralized sites yielded up to 3.55 g/t gold, 0.749% copper and 0.026% molybdenum in 2 different samples.

The samples were analyzed by AGAT Laboratories in Ontario, as follows:

Sample	Recvd Wt	Au	Ag	Cu	Mo
	kg	g/t	g/t	ppm	ppm
E5123127	2.09	0.07	<0.5	18.8	16.8
E5123128	1.66	0.589	<0.5	313	43.3
E5123129	1.49	1.39	3.2	479	2.3
E5123130	1.94	3.55	11.9	7490	70.6
E5123131	1.55	0.008	<0.5	249	2.5
E5123132	1.88	0.005	<0.5	438	10.2
E5123133	1.73	0.023	<0.5	457	3.9
E5123134	1.63	0.006	<0.5	638	1.8
E5123135	2.24	0.006	<0.5	953	14.4
E5123136	1.64	0.08	1.7	2580	20.1
E5123137	1.81	0.142	27.5	11800	4
E5123138	0.82	16.4	13.6	1090	2.6
E5123139	1.63	0.306	<0.5	243	<0.5
E5123140	1.81	0.014	<0.5	1020	264
E5123141	2.38	0.034	4.5	4740	159
E5123142	2.43	0.006	<0.5	1730	8.2
E5123143	2.13	0.008	<0.5	775	3.9

The Company is presently considering whether to further explore the property independently, or to engage a joint-venture partner to fund the project.  There is no guarantee the Company will be successful in either of these efforts.

The Argo Gold Property is located 10 kilometres west of the south end of Tatlayako Lake, approximately 168 miles northwest of Vancouver, British Columbia.  It covers 262 hectares (647 acres) and includes ten reverted crown grants.

The mineralized area of economic interest covers several square kilometres immediately south of Ottarasko Creek. The strike length is estimated as being at least 3 kilometres long, and is up to 300 metres in width. The target prospects are known as the Langara, the Standard, and the Argo.

ARGO GOLD
DL 1678
1400
1500
1600
1700
1800
1900
2000
2100
2200
2300
2379
1905
706862
DL 1174, LANGARA NO. 6 MC
DL 1172, LANGARA NO. 4 MC
DL 1178, MARY MC
DL 1170, LANGARA NO. 2 MC
ARGO
DL 1177, ARGO MC
DL 1173, LANGARA NO. 5 MC
DL 1175, LANGARA NO. 7 MC
LANGARA
DL 1171, LANGARA NO. 3 MC
095294
92N.047
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
748522
92K.053
575116
605613
613003
332568
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
Contour - Intermediate
Area of Exclusion
Area of Indefinite Contours
Scale: 1:30,517
LYNX GOLD
575291
705826
595424
679167
575292
381292
407896
705833
513516
513915
513934
606445
705356
700803
700804
504447
505208
535166
588568
BCB 97027
Aband PIT
PIT
82L 018
82L 019
82L 008
82L 009
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
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
Annotation (1:20K)
Scale: 1:38,483
578830
706244
82L 028
606450
759842
82L 018
622465
764922
634664
511771
CHERRY GOLD
PIT
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
328760
BCR
PIT
93O.057
93O.050
93O.047
93O.048
BCC05047
BCC06071

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

New Eskay Creek is located in northwestern British Columbia, approximately 70 kilometres north of Stewart, and currently consists of 551 hectares (1,361 acres).  Road access is provided by the Eskay Creek Mine Road, which extends from the Stewart-Cassiar Highway at Bob Quinn Lake and traverses through the western portion of the Company’s claims before it reaches the Eskay Creek Mine.

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
Scale: 1:44,697
0
800
1600 m.

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

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 4, 2011, our Common Stock has been traded on the Over the Counter Bulletin Board ("OTCBB") and OTCQB, under the symbol NBRI.  Prior to that, our Common Stock was traded on the Pink Sheets under the symbol NBRI.PK.  The Pink Sheets are not recognized as an established public trading market

The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock traded on the OTCBB and OTCQB for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011, and on the Pink Sheets for the fiscal years ended December 31, 2010. The quotations are split-adjusted and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2013	High	Low
First Quarter	$0.13	$0.03
Second Quarter	$0.12	$0.03
Third Quarter	$0.095	$0.04
Fourth Quarter	$0.065	$0.028

Fiscal Year 2012	High	Low
First Quarter	$0.14	$0.075
Second Quarter	$0.10	$0.052
Third Quarter	$0.11	$0.055
Fourth Quarter	$0.074	$0.041

Fiscal Year 2011	High	Low
First Quarter	$0.09	$0.026
Second Quarter	$0.22	$0.073
Third Quarter	$0.21	$0.12
Fourth Quarter	$0.19	$0.07

Fiscal Year 2010	High	Low
First Quarter	$0.04	$0.015
Second Quarter	$0.029	$0.0044
Third Quarter	$0.025	$0.015
Fourth Quarter	$0.0475	$0.015

Holders.  As of December 31, 2013, our common stock was held by 1,786 shareholders of record. Our transfer agent is Colonial Stock Transfer Co., Inc., 66 Exchange Place, Salt Lake City, UT  84111, phone number (801) 355-5740. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

Dividends.  We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit our ability to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

On December 2, 2013, the Board of Directors authorized the spinoff of our wholly-owned subsidiary, Ruby Gold, Inc. (“RGI”) as a separate and independent public company.  Once the spinoff is complete, the Company intends to issue a special stock dividend based on a ratio yet to be determined. Shareholders who are eligible to receive such stock dividend will be holders of common stock of North Bay as of the record date, which has yet to be set by the Board of Directors of the Company. On January 14, 2014, RGI filed a registration statement on Form 10 with the SEC to initiate said spinoff.  After the RGI registration statement on Form 10 is deemed effective, the Board of Directors of the Company intends to then determine the date and ratio for the distribution of shares from the spin-off and a news release announcing the record date will be issued at that time. Other than the authorization for said spinoff by our Board of Directors and the Board of RGI, there are no agreements, formal or otherwise, in place between the respective companies, any affiliate of either company, or any other parties governing the spinoff, and no shareholder approvals are required. As of the date of this report, RGI’s registration statement on Form 10 is not yet effective, RGI has withdrawn the Form 10, and expects to file a registration statement on Form S-1 in its place.  Accordingly, as the completion of the spinoff is contingent on a registration statement by RGI becoming effective, there has been no further determination as to when the spinoff and stock dividend distribution might be completed, and there is no guarantee that it will be completed.

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

Recent Sales (Issuances) of Unregistered Securities

During 2013, and pursuant to twelve partial conversion notices received, the Company issued an aggregate of 11,229,545 shares of common stock of the Company to satisfy $283,920 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

During 2013, the Company issued 5,700,049 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $197,000. As noted within footnote 10 of our financial statements, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

During 2013, the Company issued 57,143 shares of restricted common stock for geological services rendered in the amount of $4,000.

During 2013, the Company issued 94,563 shares of restricted common stock for mining safety & health services rendered in the amount of $3,782.

During 2013, the Company issued 40,000 shares of restricted common stock as bonuses for mining services.

During 2013, the Company issued 148,750 shares of restricted common stock as a commission paid to Carter Terry & Company, a registered broker-dealer.

During 2013, the Company issued 5,000,000 shares of common stock to our Chief Executive Officer to reduce the aggregate amount of deferred compensation owed to him by $180,000.

During 2013, the Company issued 277,778 shares of common stock to director Fred Michini for director fees of $10,000 earned during 2013.

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

Overview

We seek to acquire, explore, develop, and exploit natural resource properties with extensive reserves of precious metals, including gold, silver, platinum, and palladium, as well as base metals, including copper, zinc, lead and molybdenum. The Company’s business plan is based on the Generative Business Model, which is designed to leverage our mining properties and mineral claims into near-term income streams even during the earliest stages of exploration and development.  This is accomplished by entering into sales, joint-venture, and/or option contracts with other mining companies, for which the Company generates income through payments in cash, stock, and other consideration.

We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before any final evaluation as to the economic viability and feasibility of any of our mining projects can be determined.

On July 1, 2011 we acquired Ruby Gold, Inc. and the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations in the United States. Work commenced at the Ruby Mine during Q4 2011 to rehabilitate the Ruby Tunnel and renovate the infrastructure.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  While test mining (bulk sampling) has begun and is still ongoing as of the date of this report, there is no guarantee that mining activities will continue, or that our mining activities will be successful. As of December 31, 2013, construction and renovation costs directly related to the Ruby tunnel rehab and excluding acquisition, depreciation, and regulatory expenses totaled $1,536,413.

With the exception of the Fraser River Project, we currently do not control any properties with active or imminent mining in Canada. Mining activities commenced at the Fraser River Project on October 23, 2012, to begin the excavation of test pits. Operations were suspended for the winter in December, 2012.  A new permit was subsequently applied for and was issued in July 2013.  Mining activities are currently on hold pending completion of a Heritage Impact Assessment requested by the Province of British Columbia.  This survey is expected to begin in Q2 2014. There is no guarantee that mining operations will resume or that commercial production will begin at the Fraser River Project, or that our mining activities will be successful.

On November 1, 2011, the Company agreed to option the Taber Mine in Sierra County, California, for a period of up to nine months, during which time the Company will continue to conduct further due diligence.  On July 11, 2012, the Company executed an amendment to the Taber Mine Option Agreement to extend the option for one additional year. The consideration to be paid during the term of the option is $2,000 per month.  Should the Company elect to exercise the option, the parties will then enter into a definitive lease agreement, with an optional buyout provision.  As of December 31, 2013 and the date of this report, the term of the option has expired, and the Company has elected not to renew it.

On Nov 19, 2012, the Company announced TSX approval of a previously announced option agreement with Caribou King Resources Ltd..on the Company's Willa Claims in southeastern British Columbia.  Under the agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of $232,500 USD in cash and issuing 1,000,000 shares of Caribou common stock. Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the Agreement by the TSX Venture Exchange, which is now effective, $50,000 cash and 500,000 shares are due upon the first anniversary of the Agreement, and a $175,000 cash payment is due upon the second anniversary of the Agreement. In addition to the consideration received, North Bay shall be granted a royalty equal to 2% of net smelter returns ("NSR"). At any time up to the commencement of commercial production, Caribou may purchase one-half of the royalty (i.e., 1%) in consideration of $1,000,000 USD payable to North Bay, such that North Bay will then retain a 1% royalty. As of December 31, 2013 and the date of this report, Caribou has defaulted on the agreement and forfeited any and all rights, thereby returning 100% control and ownership of the Willa to the Company.

As of December 31, 2013 and December 31, 2012, gains from joint-venture agreements totaled $0 and $32,500, respectively.  Of the $32,500 recognized from joint-ventures in 2012, $7,500 in cash and $25,000 in stock was received from Caribou King Resources Ltd. As of December 31, 2013 and December 31, 2012, cash gains from claim sales totaled $243,499 and $4,500, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

As of December 31, 2011, the Company had a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  A mining permit for the Fraser River Project was issued on June 25, 2012, but as of the date of this report a definitive agreement with PWC has not yet been signed.  As of the date of this report, the Company continues to own and control 100% of the project. During 2013, the joint venture with PWC was terminated and the Company executed a definitive joint-venture agreement for mining operations on Fraser River Project with Solid Holdings Ltd. (“Solid”), a private company domiciled in British Columbia and based in Houston, BC. The terms of the agreement call for Solid to provide all equipment, personnel, and related expenditures required to initiate and sustain mining operations at the Fraser River Project JV.  The Company will be responsible for maintaining the property in good standing and securing the permits required for mining operations to proceed.  The Company will retain 100% ownership of the property, and will be paid a 20% net smelter royalty (“NSR”) on all metals recovered from operations, with Solid retaining 100% of the net profits following payment of the aforementioned NSR.  Solid will be deemed the project operator, and will be responsible for the day-to-day operations.

With the exception of the Ruby Mine and the Fraser River Project, we currently do not control any properties with active or impending mining underway. The Ruby Mine has begun work to rehabilitate the Ruby tunnel and has initiated test mining (bulk sampling), and the Fraser River Project has begun initial test pit excavations, but there is no guarantee yet that commercial production of gold can commence.

As of December 31, 2013, we own the mineral rights to 186 mining claims in British Columbia encompassing an aggregate of 40,175 acres (16,265 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of December 31, 2013.

We currently generate income from claim sales and joint-venture agreements.  When we sell a claim, we capture near-term revenue, but forego any possibility of a future revenue stream.  When we enter into a joint-venture, we receive near-term income as well as a commitment for future revenue, but since the joint-venture partner has the option to withdraw at any time, we cannot project revenue from a joint-venture into the future.  However, should a joint-venture partner withdraw, we still retain control of the asset, and can therefore enter into another joint-venture with another partner, develop the property ourselves, or else elect to sell the claims.

We expect to generate near-term income growth through claim sales and joint-venture activities. However, there is no assurance that the Company can successfully secure new joint-venture partnerships on terms that are satisfactory to the Company.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $15,535,153 as of December 31, 2013. In addition, we have a working capital deficit of $3,249,806 as of December 31, 2013. We had net losses of $2,059,305 and $2,119,706 for the years ended December 31, 2013 and 2012, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2013 the accumulated deficit attributable to CEO stock awards, including previous management and valued according to GAAP, totals $2,558,535 since inception in 2004. As of December 31, 2013 the accumulated deficit attributable to CEO compensation is $820,474 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the seven years since 2006 has consisted of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, $90,000 in 2011, $116,000 in 2012, and $100,000 in 2013.  These cash expenditures are also included in the accumulated deficit.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration and improvement costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven or probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any proven or probable reserves on its mineral properties.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve  month period ended December 31, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2013, were: Volatility of 158% - 165%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2012	New Issuances(1)	Conversions	Changes in Fair Values	Balance at December 31, 2013
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$82,237	$336,657	$(217,295)	$(44,838)	$156,761
Conversion features – tainted equity	208,971	248,553	(39,177)	(26,661)	391,686
Warrants – tainted equity	205,619	22,616	-	(80,034)	148,201
	$496,827	$607,826	$(256,472)	$(151,533)	$696,648

(1)	$204,114 was recorded as a loss on derivative at issuance. This loss is netted within Gain/Loss on Derivative Liability on the Statement of Operations.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$12,550	$-	$-	$12,500
Totals	$12,550	$-	$-	$12,500

The following table presents assets that were measured and recognized at fair value as of December 31, 2013:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500
				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223 -	$-	$22,223
Totals	$-	$22,223 -	$-	$22,223

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2013 and December 31, 2012:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	-
	$306,753	$(2,906,894)	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$42,008	$-	$-
Certificates of Deposit	172,499
Total assets	214,507	-	-
Liabilities
Convertible notes	-	608,193	-
Note payable - Ruby	-	1,774,822	-
Total liabilities	-	2,383,015	-
	$214,507	$(2,383,015)	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the twelve months ended December 31, 2013 or the year ended December 31, 2012.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2013 or December 31, 2012.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2013, no options or warrants have been issued for compensation and none are outstanding.  As of December 31, 2013, 20.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. These amounts are capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2013 and 2012, there were 56,852,098 and 47,532,822 common stock equivalents outstanding, respectively.

Results of Operations for the Year Ended December 31, 2013 Compared to Results of Operations for the Year Ended December 31, 2012

Gains from Other Income.  For the twelve months ended December 31, 2013 and December 31, 2012, the Company’s  other income related to mineral claim sales and other income from joint-ventures in British Columbia was $243,499 and $37,000, respectively. The Company has spent $35,028 and $68,536 in mineral property maintenance costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees. The decrease is due to claim sales that reduced our inventory of claims, and exploration expenditures that extended the good-until date of some of our principal properties for several years into the future that consequently reduced our total annual claim fees.

Operating Expenses.   For the year ended December 31, 2013, the Company had operating expenses of $1,412,211, which included general and administrative expenses of $342,469 and mining property costs of $847,496.  Operating expenses for the year ended December 31, 2012 were $1,124,691, which included general and administrative expenses of $339,524 and mining property costs of $591,926.  Our increase in operating expenses was mainly from rehabilitation and construction costs at the Ruby Mine, and exploration expenditures incurred in British Columbia.

Net Loss.  For the year ended December 31, 2013, we had a net loss of $2,059,305.  Our net loss for the year ended December 31, 2012 was $2,119,706.  The decrease in our net loss was attributed primarily to an increase in income from claim sales.

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

In the first quarter of 2014, our mortgage on the Ruby Mine property requires us to make payments in aggregate of $60,000 per month, consisting of $20,000 on the 1st of each month, and an additional $40,000 by the 20th day of each month. As of December 31, 2013, the balance due on the mortgage is $1,832,638. The Company believes it can rely on revenue from claims sales and joint ventures, and from loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mortgage on the Ruby Mine.

As of December 31, 2013, total current assets were $133,873, which consisted entirely of cash.  As of December 31, 2012, total current assets were $42,008, which consisted entirely of cash.

As of December 31, 2013 and 2012, our total current liabilities were $3,383,679 and $3,884,381, respectively. The net decrease in current liabilities is primarily due to a reduction in the current portion of the Ruby Mine mortgage.

We had a working capital deficit of $3,249,806 as of December 31, 2013, and a working capital deficit of $3,842,373 as of December 31, 2012.

During the year ended December 31, 2013, operating activities used cash of $1,301,762 as compared to the twelve months ended December 31, 2012, where we used cash of $892,816 in operating activities. The increase in cash used by operating activities for the twelve months ended December 31, 2013 was due primarily to construction, rehabilitation, and exploration expenditures at the Ruby Mine,

We had a net increase in cash of $91,865 for the year ended December 31, 2013. Cash flows from claim sales, joint-ventures, and financing activities represented the Company’s principal source of cash for the twelve month period ended December 31, 2013. Cash flows from financing activities during the year ended December 31, 2013 were $1,235,875, consisting primarily of proceeds from the issuance of stock and convertible debt. During the fiscal year ended December 31, 2012, we received $790,601 from financing activities, consisting primarily of proceeds from the issuance of stock and convertible debt.

On October 1, 2013, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $125,000. The debt discount due to the tainted equity valuation and “OID” was $125,000 and $30,000, respectively. Amortization on the debt discount of $155,000 was $35,619 during the year ended December 31, 2013. As of December 31, 2013, the outstanding balance due on this Note is $158,864 which includes $3,864 in accrued interest.

On October 7, 2013, the Company issued a $56,500 Promissory Note ("the LG Note", or the "Note") to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees payable to the Lender. The Note has a maturity date of nine (9) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  Unless the Note is prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The consideration received as of December 31, 2013 is $50,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $55,758 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $6,500 discount as a result of the principal owed ($56,500) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $56,500.  Amortization of the discount was $17,592 for the twelve months ended December 31, 2013.  As of December 31, 2013, the outstanding balance due on this Note is $56,500.

Recent Material Developments

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of December 31, 2013 and December 31, 2012 was $667,758 and $367,490, respectively. These amounts include interest at 10% per annum from the date of the respective purchases. Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

Restatements

These restatements reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through April 25, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

Recent Developments During FY 2013

On April 30, 2013, the Company announced that operations at the Ruby Mine have resumed after the winter layover.

On June 6, 2013 the Company announced that it has signed an agreement a private US investor for an advance sale of up to 2,120 ounces of specimen gold from the Ruby Mine. The agreement provides that up to 2,120 ounces of specimen gold from the Ruby Mine will be purchased in advance at a 10% discount of the then-current spot price of gold. The Company has received a $150,000 advance cash payment on the first 120 ounces, priced at $1,250 per ounce based on the current spot price of gold at the time of the agreement. Subsequent tranches to sell up to 2,000 additional ounces in advance of mining will be prepaid based on current spot prices, with final settlement based on the spot price of gold at the time of delivery. The Company also announced that the Company has entered into an offtake agreement with Metalor USA ("Metalor") for the refining of the Ruby Mine's output of fine gold, to be processed on site and delivered to Metalor as dore bars. Metalor has agreed to pay the Company the then-current spot price of gold on the day of delivery, less a small refinery charge and prepaid shipping charges, for all gold delivered to its refinery facility in Los Angeles, CA.  This is a non-exclusive agreement that is not considered material as the Company is not under any obligation to deliver any gold to Metalor. Funds from the advance sale of specimen gold will be used to complete the Ruby Tunnel rehab project now underway, and to initiate the expected start of mining.

On June 12, 2013, the Company announced that it has entered into a joint-venture agreement on the Company's 100%-owned Fraser River Project near Lytton, British Columbia, with Solid Holdings Ltd., a private company based in Houston, BC.  On June 24, 2013, the Company executed a definitive joint-venture agreement for mining operations on the Company’s 100%-owned Fraser River Project near Lytton, British Columbia, with Solid, a private company domiciled in British Columbia and based in Houston, BC. The terms of the agreement call for Solid to provide all equipment, personnel, and related expenditures required to initiate and sustain mining operations at the Fraser River Project JV.  The Company will be responsible for maintaining the property in good standing and securing the permits required for mining operations to proceed.  The Company will retain 100% ownership of the property, and will be paid a 20% NSR on all metals recovered from operations, with Solid retaining 100% of the net profits following payment of the aforementioned NSR.  Solid will be deemed the project operator, and will be responsible for the day-to-day operations.

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

On July 22, 2013 the Company announced that it had initiated fieldwork on its 100% owned Mount Washington Project on Vancouver Island, British Columbia.  On August 13, 2013 the Company published a Technical Report on the Mount Washington Project authored by Mr. Jacques Houle, P.Eng.

On July 24, 2013, the Company renegotiated and executed Amendment No. 3 to the Securities Purchase Agreement (“Amendment No. 3”) with Tangiers, dated October 7, 2009.  This Amendment No. 3 makes said Securities Purchase Agreement irrevocable in all aspects by removing any and all provisions that might allow for an investment decision to be made on the part of Tangiers after the transaction is completed and a new registration statement becomes effective.  The Amendment No. 3 also contains a general release whereby Tangiers irrevocably and unconditionally releases the Company of and from all claims against the Company within the reasonable scope of the Amendment No. 3 known to Tangiers, including the right to rescind its purchases pursuant to the Amendment No. 3.

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

On August 27, 2013 the Company announced that the Company has gained access to a section of the Ruby Mine known as the White Channel and is now preparing for initial test mining (bulk sampling) operations.

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

On October 10, 2013, it was announced that the Company has achieved another major milestone with the recovery of its first ounces of specimen gold at Ruby.

On November 7, 2013, the Company announced that it has received notification from the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") that an ATF explosives permit has been issued for Ruby. The Company also announced that underground mining operations to conduct bulk sampling in the White Channel are set to resume.

On December 2, 2013, the Board of Directors authorized the spinoff of our wholly-owned subsidiary, Ruby Gold, Inc. (“RGI”) as a separate and independent public company.  On the same date, the Board of Directors authorized the formalization of a joint-venture agreement between the Company and RGI with regard to the Ruby, on a 50/50 profit-sharing basis.

On December 18, 2013, the Company announced that test mining (bulk sampling) has commenced in the White Channel of the Ruby Mine.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company will adopt the provisions of ASU No. 2013-11 on January 1, 2014. We do not anticipate the provisions of ASU No. 2013-11 to have a material impact on to the Company’s condensed consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which added new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update required entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update became effective for us in the first quarter of 2013. This update had no material impact on our consolidated financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued an accounting standards update which provided, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update became effective for us in the first quarter of 2013. This update had no material impact on our consolidated financial statements.

Item 8.               Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Bay Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of North Bay Resources Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from June 18, 2004 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Resources, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the consolidated financial statements, the 2012 consolidated financial statements have been restated to correct errors in the consolidated financial statements.

/s/ M&K CPAS, PLLC
Houston, Texas
March 17, 2014

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012 (RESTATED)

	Dec 31, 2013	Dec 31, 2012 (restated)

ASSETS
Current Assets
Cash	$133,873	$42,008
Total Current Assets	133,873	42,008

Other Assets
Certificates of Deposit	172,880	172,499
Prepaid Expenses	57,373	-
Deferred Financing Costs, net	22,966	14,471
Mining Claims – Unproved	1,797,488	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	608,038	635,212
Available For Sale Securities	22,500	12,550
Reclamation Bond – Fraser River	5,000	2,000
Total Other Assets	2,686,245	2,634,220
TOTAL ASSETS	$2,820,118	$2,676,228

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$41,611	$56,617
Accrued Expenses - Related Party	820,474	884,474
Accrued Expenses – Ruby Mine	-	12,250
Accrued Interest	101,366	41,363
Convertible notes payable (net of discounts of $264,389 and $166,307, respectively)	836,858	608,193
Advance Gold Sales (net of discounts of $4,289 and $0, respectively)	195,711	-
Deferred Gain	-	9,835
Derivative Liabilities – Convertible Debt	696,648	496,827
Derivative Liabilities – Advances on Gold	22,223	-
Note Payable – Ruby Mine Mortgage	627,101	1,774,822
Note Payable - Equipment	41,687	-
Total Current Liabilities	3,383,679	3,884,381

Long-Term Liabilities
Note Payable – Ruby Mine Mortgage , net of current portion	1,205,537	-
Asset Retirement Obligation	6,158	5,584
Total Long-Term Liabilities	1,211,695	5,584
Total Liabilities	$4,595,374	$3,889,965

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 10,217,468 and 4,517,601 shares outstanding at December 31, 2013 and December 31, 2012, respectively	667,758	367,490
Total Commitment & Contingencies	$667,758	$367,490

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	4,000	4,000

Common stock, $0.001 par value, 250,000,000 shares authorized, 127,897,079 and 97,485,130 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	127,898	97,485
Additional Paid-In Capital	12,962,791	11,805,636
Accumulated Other Comprehensive Income	(2,550)	(12,500)
Deficit Accumulated During Exploration Stage	(15,535,153)	(13,475,848)
Total Stockholders’ Equity (Deficit)	(2,443,014)	(1,581,227)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,820,118	$2,676,228

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING
DECEMBER 31, 2013 AND 2012 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013

	12 months ended December 31, 2013	12 months ended December 31, 2012 (restated)	Since inception (June 18, 2004 to December 31, 2013)

Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	4,800	9,000	316,800
General & Administrative Costs	342,469	339,524	9,503,416
Mining Property Costs	847,496	591,926	2,519,847
Depreciation Expense	99,160	98,673	258,393
Impairment Expense	-	5,341	145,995
Accretion Expense	574	513	1,330
Professional Services	117,712	79,714	368,144
Total Operating Expenses	1,412,211	1,124,691	13,113,925
Net Operating Loss	(1,412,211)	(1,124,691)	(13,113,925)
Other Income (Expenses)
Gain on Mineral Claim Sales	243,499	4,500	471,243
Other Income from Mineral Claims	-	32,500	309,649
Interest Income	543	831	2,015
Interest Expense	(754,250)	(644,773)	(1,661,209)
Gain/Loss on Derivative Liability	(52,581)	(386,833)	(439,414)
Loss on Conversion of Debt	-	-	(137,000)
Loss on Equity Modification	(85,399)	-	(85,399)
Bad Debt (Expense) / Recovery	-	982	(47,185)
Loss on Settlement	-	-	(62,095)
Other Expense	-	(2,222)	(2,222)
Other Income	1,094	-	1,094
Realized Gain (Loss) on Investment	-	-	(97,109)
Net Other Income (Expenses)	(647,094)	(995,015)	(1,747,632)
Loss From Continuing Operations	(2,059,305)	(2,119,706)	(14,861,557)
Loss From Discontinued Operations	-	-	(673,596)
Net Loss	(2,059,305)	(2,119,706)	(15,535,153)
Accretion of Discount on Redeemable Common Stock	(52,346)	(29,516)	(81,862)
Excess Cash Received Compared to Redeemable Amount of Stock	-	-	974
Interest on Redeemable Common Stock	(50,922)	(22,701)	(73,870)
Net Loss Attributable to Common Shareholders	(2,162,573)	(2,171,923)	(15,689,911)
Unrealized (Loss)/Gain on Available For Sale Securities	9,950	(12,500)	(2,550)
Total Comprehensive Loss	(2,152,623)	(2,184,423)	(15,692,461)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	114,375,322	99,799,411
Basic Net Gain (Loss) per Share	$(0.02)	$(0.02)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	114,375,322	99,799,411
Diluted Net Gain (Loss) per Share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013

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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Cancellation of Series G Preferred	-	(100,000)		-	(100)	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	116,650	117	10,543	-	-	-	10,660
Common Stock issued for deferred financing costs	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Common Stock issued for stock payable	-	-	-	-	-	-	500,000	500	24,500	(25,000)	-	-	-
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(12,500)	(12,500)
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	49,795	-	-	-	49,795
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(29,516)	-	-	-	(29,516)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(22,701)	-	-	-	(22,701)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,119,706)	-	(2,119,706)
Balance at 12/31/2012 (restated)	4,000,000	-	100	$4,000	$-	$-	97,485,130	$97,485	$11,805,636	$-	$(13,475,848)	$(12,500)	$(1,581,227)
Common Stock issued for cash	-	-	-	-	-	-	13,564,152	13,564	445,736	-	-	-	459,300
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	11,229,545	11,230	272,691	-	-	-	283,921
Common Stock issued for services	-	-	-	-	-	-	191,724	192	9,071	-	-	-	9,263
Common Stock issued for directors compensation	-	-	-	-	-	-	277,778	278	9,722	-	-	-	10,000
Common Stock issued for deferred compensation	-	-	-	-	-	-	5,000,000	5,000	175,000	-	-	-	180,000
Common Stock issued for deferred financing costs	-	-	-	-	-	-	148,750	149	6,332	-	-	-	6,481
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	9,950	9,950
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	256,472	-	-	-	256,472
Loss on Equity Modification	-	-	-	-	-	-	-	-	85,399	-	-	-	85,399
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(52,346)	-	-	-	(52,346)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(50,922)	-	-	-	(50,922)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,059,305)	-	(2,059,305)
Balance at 12/31/2013	4,000,000	-	100	$4,000	$-	$-	127,897,079	$127,898	$12,962,791	$-	$(15,535,153)	$(2,550)	$(2,443,014)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2013 AND 2012 (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH DECEMBER 31, 2013

	12 months Ended December 31, 2013	12 months Ended December 31, 2012 (restated)	Since inception (June 18, 2004 to December 31, 2013)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,059,305)	$(2,119,706)	$(15,535,153)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on option payments received – non-cash	-	(25,050)	(135,985)
Gain on sale of claims	(183,499)	(4,500)	(366,333)
Gain on sale of claims – non-cash	(60,000)	-	(60,000)
Common Stock issued for services	9,263	10,660	5,132,940
Common Stock issued to director for services	10,000	-	20,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	-	175,047	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	-	62,095
Loss on equity modification	85,399	-	85,399
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	369,684	356,552	945,642
Amortization of deferred financing cost	34,936	15,639	50,575
Amortization of gold advances discount	17,934	-	17,934
Change in derivative liability	52,581	386,833	439,414
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	99,160	98,673	258,393
Accretion Expense	574	513	1,330
Impairment Expense	-	5,341	145,995
Extension Expense for Ruby mortgage	160,000	-	160,000
Changes in operating assets and liabilities:
Accounts receivable	-	982	(29,018)
Prepaid Expenses	2,627	-	12,537
Other assets	(3,381)	1,376	(2,005)
Accrued expenses – related party	116,000	100,000	1,316,593
Accrued expenses	61,270	54,149	115,419
Accounts Payable	(15,005)	50,675	35,670
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(1,301,762)	(892,816)	(4,280,352)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(15,912)	-	(28,371)
Cash received from sales of claims	173,664	14,335	366,333
Cash paid for claims acquired	-	-	(16,311)
Cash paid for Ruby Purchase	-	-	(361,093)
Cash paid for purchase of Taber Mine Option	-	-	(4,000)
Net Cash Provided by/Used in Investing Activities	157,752	14,335	(43,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of redeemable common stock	197,000	201,464	488,464
Proceeds from sale of common stock	459,300	-	1,982,000
Advances - Gold	200,000	-	200,000
Cash paid for deferred financing costs	(36,950)	(24,500)	(61,450)
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	-	25,000
Debt Repayments	(229,572)	(114,363)	(447,250)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	646,097	728,000	2,027,909
Net Cash Provided by Financing Activities	1,235,875	790,601	4,457,667
Net cash increase (decrease) for period	91,865	(87,880)	133,873
Cash at beginning of period	42,008	129,888	-
Cash at end of period	133,873	42,008	133,873
Supplementary Cash Flow Information:
Cash Paid for Interest	97,538	55,637	177,360
Cash Paid for Taxes	-	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued fommon Stock issued For conversion of preferred shares	$-	$-	$2,400
Common Stock issued for conversion of debt and accrued salary	$180,000	$-	$433,912
Warrants issued for purchase option - Ruby Mine	$-	$-	$369,837
Term extension of Ruby Mine warrants	$-	$-	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$-	$321,002	$177,974
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$-	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-	$801,442
Note payable for Ruby Mine acquisition	$-	$-	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$-	$-	$174,118
Revision to Asset Retirement Obligation	$-	$76	$166,790
Common stock issued for conversion of convertible debt	$283,920	$-	$457,772
Equipment acquired with note payable	$56,071	$-	$56,071
Common stock issued for stock payable	$-	$25,000	$25,000
Equity draw on redeemable common stock applied towards note principal owed	$-	$25,536	$25,536
Common Stock issued for deferred financing costs	$6,481	$5,610	$12,091
Debt discount due to derivative liability	$403,712	$159,789	$539,919
Cancellation of preferred shares	$-	$100	$100
Settlement of Derivative liability	$256,472	$49,795	$306,267
Discount on gold advance	$22,223	$-	$22,223
Accretion of Discount on Redeemable Common Stock	$52,346	$29,516	$81,862
Excess Cash Received Compared to Redeemable Amount of Stock	$-	$-	$974
Interest on Redeemable Common Stock	$50,922	$22,701	$73,870
Unrealized loss on AFS	$9,950	$12,500	$2,550

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business plan is based on the Generative Business Model, which is designed to leverage our mining properties and mineral claims into near-term income streams even during the earliest stages of exploration. This is accomplished by entering into sales, joint-venture, and/or option contracts with other mining companies, for which the Company generates income through payments in cash, stock, and other consideration.

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

NOTE 2             GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $15,535,153 as of December 31, 2013. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatements

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. Our financial statements have thus been have been restated to reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through April 25, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values. Please see Note 10 for more information.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2013 and December 31, 2012. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Mineral Property Costs

Mineral property acquisition costs are capitalized upon acquisition. Mineral property exploration and improvement costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven or probable reserves, the costs incurred to develop and improve such property are capitalized. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Deferred Gains

Deposits on pending sales of mineral claims are classified as deferred gains until the transaction has been completed.  As of December 31, 2012, a deposit received of $9,835 on the pending sale of a mineral claim was recognized as a deferred gain. The Company recognized this amount to other income when the transaction was completed in 2013.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve  month period ended December 31, 2013, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2013, were: Volatility of 158% - 165%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2012	New Issuances(1)	Conversions	Changes in Fair Values	Balance at December 31, 2013
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$82,237	$336,657	$(217,295)	$(44,838)	$156,761
Conversion features – tainted equity	208,971	248,553	(39,177)	(26,661)	391,686
Warrants – tainted equity	205,619	22,616	-	(80,034)	148,201
	$496,827	$607,826	$(256,472)	$(151,533)	$696,648
(1)	$204,114 was recorded as a loss on derivative at issuance. This loss is netted within Gain/Loss on Derivative Liability on the Statement of Operations.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2012 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$12,550	$-	$-	$12,500
Totals	$12,550	$-	$-	$12,500

The following table presents assets that were measured and recognized at fair value as of December 31, 2013:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223 -	$-	$22,223
Totals	$-	$22,223 -	$-	$22,223

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2013 and December 31, 2012:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	-
	$306,753	$(2,906,894)	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$42,008	$-	$-
Certificates of Deposit	172,499
Total assets	214,507	-	-
Liabilities
Convertible notes	-	608,193	-
Note payable - Ruby	-	1,774,822	-
Total liabilities	-	2,383,015	-
	$214,507	$(2,383,015)	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the twelve months ended December 31, 2013 or the year ended December 31, 2012.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2013 or December 31, 2012.

Stock Based Compensation

Beginning January 1, 2006, the Company adopted the FASB standard related to stock based compensation. The standard requires all share-based payments to employees (which includes non-employee Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of the Company. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2013 and December 31, 2012, no options or warrants related to compensation have been issued, and none are outstanding.

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

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. These amounts are capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2013 and 2012, there were 56,852,098 and 47,532,822 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the full year ended December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012
Net Loss	$(2,059,305)	$(2,119,706)
Weighted-average common shares Outstanding (Basic)	114,375,322	99,799,411
Weighted-average common stock Equivalents	56,852,098	47,532,822
Deduction of stock Equivalents not included due to net loss	(56,852,098)	(47,532,822)
Weighted-average common shares Outstanding (Diluted)	114,375,322	99,799,411
Basic and Diluted Net Gain (Loss) per Share	$(0.02)	$(0.02)

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

Recently Issued Accounting Standards

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The Company will adopt the provisions of ASU No. 2013-11 on January 1, 2014. We do not anticipate the provisions of ASU No. 2013-11 to have a material impact on to the Company’s financial statements.

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

NOTE 4             AVAILABLE FOR SALE SECURITIES

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,050 based upon the closing price of CKR stock on the date the shares were issued. As of December 31, 2012 and 2013, the market value of these shares was $12,550 and $22,500, respectively.  This resulted in an unrealized loss of $12,500 for the year ended December 31, 2012, and an unrealized gain of $9,950 for the year ended December 31, 2013. We consider the unrealized net loss as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date.

NOTE 5             RUBY MINE ACQUISITION

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000.

On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 10,000,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  The mortgage is to be paid in full by December 30, 2015 pursuant to amendments to the agreement executed on December 12, 2012, March 28, 2013, and November 19, 2013.  The seller has also been granted 10 million 5-year warrants exercisable at 2 cents, 2 million 5-year warrants exercisable at 9 cents, 2 million 5-year warrants exercisable at 10 cents, and 4 million 5-year warrants exercisable at 4 cents.  Pursuant to the aforementioned amendment dated November 19, 2013, the term of all of the outstanding warrants issued to the seller has been extended to December 30, 2018.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015, and currently accrues interest at 6% per annum.  As of December 31, 2013, all monthly payments have been paid, and the outstanding balance due on the note is $1,832,638.

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

All costs related to the acquisition of the property have been capitalized when incurred. All other costs have been expensed when incurred. Cash paid during the period ended December 31, 2011 and December 31, 2010 was equal to $277,006 and $82,994, respectively. Warrants issued during the periods ended December 31, 2010 and December 31, 2011 were valued at $149,896 and $219,940 respectively. Shares paid as of December 31, 2010 were valued at $150,000. $2,519 was capitalized to the purchase option during the three months ended March 31, 2011 related to the company’s amendment to extend the term of the 10,000,000 warrants issued to Ruby Development Company from December 31, 2012 to December 31, 2015. The value of the extension was calculated using the Black-Scholes model. In addition, $219,940 was capitalized to the purchase option during the six months ended June 30, 2011 related to the amendment on April 22, 2011 to issue warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.  Said warrants are valid until May 1, 2016. The value of the additional warrants was calculated using the Black-Scholes model.  On March 6, 2012, the Company issued warrants granting RDC the right to purchase 2 million shares of the Company’s common stock until March 6, 2017 at the exercise price of nine cents ($0.09) per share, in consideration for reducing the monthly mortgage payments due in January, February, and March, 2012. The fair value of the warrants of $175,047 was expensed related to this issuance. This value was calculated via the Black-Scholes model. Pursuant to the aforementioned amendment dated November 19, 2013, the term of all of the outstanding warrants issued to the seller has been extended to December 30, 2018.

NOTE 6            PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of December 31, 2013 and 2012, components of property, plant, and equipment and mineral assets were as follows:

	December 31,	December 31,
	2013	2012

Buildings	$558,885	$558,885
Machinery and equipment	138,820	66,834
Vehicles	281,602	281,602
Total property, plant and equipment	979,307	907,321

Less: impairment expense(2)	(124,343)	(124,343)
Less: accumulated depreciation(3)	(246,926)	(147,766)

Property, plant and equipment, net	$608,038	$635,212

	December 31,	December 31,
	2013	2012

Mining claims (1)	$1,792,660	$1,792,660
Asset retirement costs	4,828	4,828
Total mineral claim assets	1,797,488	1,797,488
Less: accumulated depletion(3)	-	-

Mining claims, net	$1,797,488	$1,797,488

(1)Upon the completion of the Ruby Mine acquisition on July 1, 2011, the estimated fair value of the mineral rights acquired was fully capitalized.

(2)Following the acquisition of the Ruby Mine on July 1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(3)Depreciation expense totaled $99,160 and $98,673 for the years ended December 31, 2013 and 2012, respectively. Depletion expense totaled $0 and $0 for the years ended December 31, 2013 and 2012, respectively

NOTE 7             DEBT

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015.  Monthly payments are $10,000 per month during Q1, 2012, $15,000 per month during Q2, 2012, and $20,000 per month from July 1, 2013 through December 2015. Pursuant to an amendment executed on March 28, 2013, the interest rate on the note was increased to 6% as of April 1, 2013, and $160,000 was added to the principal. Pursuant to an amendment executed on November 19, 2013, mortgage payments through December 2015 are set at $20,000 due on the 1st day of each month, and an additional $40,000 due by the 20th day of each month, for aggregate monthly payments of $60,000 per month. As of December 31, 2013, the outstanding balance due on the note is $1,832,638.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the years ended December 31, 2013 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2013.  During the years ended December 31, 2013 and 2012, the outstanding balance due on the Note is $29,970 and $27,495 respectively, which includes $4,970and $2,495 in accrued interest as of December 31, 2013 and 2012, respectively. Repayment of this note has been waived by the lender until November 15, 2014.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $90,324 for the twelve months ended December 31, 2012.  As of December 31, 2012, the outstanding balance due on the Note was $109,032, which includes $9,032 in accrued interest. As of December 31, 2013, the outstanding balance due on the Note is $118,932, which includes $18,932 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $63,771 and $19,012 for the twelve months ended December 31, 2012 and 2013, respectively. As of December 31, 2012, the outstanding balance due on these Notes was $80,920, which includes $5,920 in accrued interest. As of December 31, 2013, the outstanding balance due on these Notes is $88,345, which includes $13,345 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $25,634 and $0 for the twelve months ended December 31, 2012 and 2013, respectively. As of December 31, 2012, the outstanding balance due on these Notes was $53,106, which includes $3,106 in accrued interest. As of December 31, 2013, the outstanding balance due on this Note is $58,818, which includes $8,818 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $20,368 and $0 for the twelve months ended December 31, 2012 and 2013, respectively. As of December 31, 2012, the outstanding balance due on this Note was $26,458, which includes $1,458 in accrued interest. As of December 31, 2013, the outstanding balance due on this Note is $28,314, which includes $3,314 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $45,349 and $37,286 for the twelve months ended December 31, 2012 and 2013, respectively. As of December 31, 2012, the outstanding balance due on this Note was $103,740, which includes $3,740 in accrued interest. As of December 31, 2013, the outstanding balance due on this Note is $110,740, which includes $10,740 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $58,307 and $64,710 for the twelve months ended December 31, 2012 and 2013, respectively.  As of December 31, 2012, the outstanding balance due on this Note is $132,825, which includes $6,325 accrued in interest.  During the twelve month period ended December 31, 2013 an additional $235,000 was drawn down from this facility, plus $27,550 in OID. The debt discounts resulting from the derivatives on each draw date was valued on the date of grants to be a cumulative value of $228,713 on the notes. Amortization of the discount was $169,424 for the twelve months ended 2013.  During the twelve month period ended December 31, 2013, stock conversions reduced the outstanding balance of principal and accrued interest due by $283,920. The Company issued 11,229,544 common shares with the conversions which was consistent with the note agreement and therefore no gain or loss was recognized on the conversions. As of December 31, 2013, the outstanding balance due on this Note is $122,323, which includes $3,673 of accrued interest.

On August 2, 2012, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Tonaquint, Inc, ("Tonaquint", or “the Lender”).  The Note carries a $10,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the initial Principal Sum due is $113,000.  The interest rate on the Note is 8% per annum. The Note has a maturity date of nine (9) months from the Effective Date, and has a fixed conversion price of $0.06.  The Note is self-amortizing, such that it may be repaid in cash in three monthly installments of $37,666 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the three (3) lowest VWAPs of the shares of Common Stock during the ten (10) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The tainted equity valuation and “OID” totaled $58,272, and $32,231 was amortized during the period ended December 31, 2012. $58,272 of the value was recorded as a discount on debt and $48,272 was added to the derivative liability. As of December 31, 2012, the outstanding balance due on this Note was $116,792 which includes $3,792 in accrued interest. As of December 31, 2013, the outstanding principal of $113,000 plus $5,358 in accrued interest has been paid in full in three cash payments totaling $118,358.  Accordingly, the debt has been extinguished, and the Tonaquint Note has been retired.  The debt discount was fully expensed with payoff, resulting in an amortization expense of $26,041 during the year ended December 31, 2013.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of December 31, 2013, the Company has drawn $396,098 from this facility.  As of December 31, 2012, the outstanding balance due on this Note was $161,059 which includes $1,059 in accrued interest. As of December 31, 2013, the outstanding balance due on this Note is $419,674 which includes $23,577 in accrued interest.

On September 26, 2013, the Company acquired a Case 580SM Backhoe for the purchase price of $56,071.  This purchase was financed as a 36 month note with CNH Capital America LLC at an interest rate of 8.49%.  A $10,000 initial payment was made on October 1, 2013, with 36 payments scheduled at $1,462 per month.  As of December 31, 2013, the principal balance due on this note was $41,687 plus $1,114 in accrued interest.

On October 1, 2013, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $125,000. The debt discount due to the tainted equity valuation and “OID” was $125,000 and $30,000, respectively. Amortization on the debt discount of $155,000 was $35,619 during the year ended December 31, 2013. As of December 31, 2013, the outstanding balance due on this Note is $158,864 which includes $3,864 in accrued interest.

On October 7, 2013, the Company issued a $56,500 Promissory Note ("the LG Note", or the "Note") to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees payable to the Lender. The Note has a maturity date of nine (9) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  Unless the Note is prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The consideration received as of December 31, 2013 is $50,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $55,758 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $6,500 discount as a result of the principal owed ($56,500) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $56,500.  Amortization of the discount was $17,592 for the twelve months ended December 31, 2013.  As of December 31, 2013, the outstanding balance due on this Note is $56,500.

The following table summarizes all of the Convertible Notes outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Mortgage payable – Ruby Mine	$1,832,638	$1,774,822
Secured note payable with annual interest rate of 8%	41,687	-
Discount on note payable	-	-
Net note payable	1,874,325	1,774,822
Convertible notes:
Secured convertible notes payable with annual interest rate of 10%	155,000	-
Unsecured convertible notes payable with annual interest rate of 9.9%	275,000	275,000
Unsecured convertible notes payable with annual interest rate of 8%	-	113,000
Unsecured convertible notes payable with annual interest rate of 7%	496,097	260,000
Unsecured convertible notes payable with annual interest rate of 5%	175,050	126,500
Discount on debt from derivative valuation	(264,389)	(166,307)
Total convertible notes	836,858	608,193
Total Debt	$2,711,183	$2,383,015

NOTE 8             DEFERRED FINANCING COSTS

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of December 31, 2013 was $22,966 net of accumulated amortization $50,575.  Deferred financing costs as of December 31, 2012 was $14,471 net of accumulated amortization $15,639. Amortization expense for deferred financing costs for the years ended December 31, 2013 and 2012 was $34,936 and $15,639, respectively.

These costs include commissions paid to Carter Terry & Company, a registered broker-dealer, consisting of $36,891 in cash ($17,500 in 2013 and $19,391 in 2012) and 233,750 (148,750 in 2013 and 85,000 in 2012) restricted Rule 144 shares of common stock valued at $12,091 ($6,481 in 2013 and $5,610 in 2012) on the dates of issuance. Cash payments for other deferred financing costs on other notes totaled $30,950 ($19,450 in 2013and $11,500 in 2012). These amounts were capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

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

During the year ended December 31, 2013, the Company issued additional convertible notes totaling $692,797, which were considered tainted upon issuance. The related derivative liability and debt discount recorded was valued at inception and equal to $585,210; In addition, the Company retired $253,336 in debt and accrued interest through cash payments and stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $386,536. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at December 31, 2013, with all changes flowing through the gain/loss on derivative for a total gain on derivative of $151,533 for the year ended December 31, 2013. The derivative liability related to convertible debt was valued at $548,447, and the derivative liability related to warrants was $148,201 as of December 31, 2013. This includes 4 million new warrants granted in FY 2013 that were valued and included in the derivative.

The following shows the changes in the derivative liability measured on a recurring basis for the year ended December 31, 2013.

Derivative Liability at December 31, 2012	$496,827
Gain on Derivative Liability	(151,533)
Settlement to APIC from Conversion	(256,472)
Additions to Liability for Convertible Debt recorded as debt discount	403,712
Additions to Liability for Convertible Debt expensed due to value of derivative exceeding debt	204,114
Derivative Liability at December 31, 2013	$696,648

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2013 and December 31, 2012:

Derivative Liabilities:	December 31, 2013	December 31, 2012
Embedded derivative liability in convertible debt	$156,761	$82,237
Derivative liability due to tainted equity – convertible debt	391,686	208,971
Derivative liability due to tainted equity – warrants	148,201	205,619
Total Derivative Liability	$696,648	$496,827

NOTE 10           COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of December 31, 2013 and December 31, 2012 was $667,758 and $367,490, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

The following shows the changes in the redeemable common stock from October 24, 2011 through December 31, 2013.

Cash received for 880,982 shares issued after October 24, 2011	$89,000
Mark redeemable common stock down to the redeemable amount	(974)
Interest on redeemable common stock	247
Redeemable common stock value at December 31, 2011	$88,273
Cash and note relief received for 3,636,619 shares issued	227,000
Mark redeemable common stock up to the redeemable amount	29,516
Interest on redeemable common stock	22,701
Redeemable common stock value at December 31, 2012	$367,490
Cash received for 5,699,885 shares issued	197,000
Mark redeemable common stock up to the redeemable amount	52,346
Interest on redeemable common stock	50,922
Redeemable common stock value at December 31, 2013	$667,758

As of December 31, 2013 and December 31, 2012, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 15 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

On July 19, 2011, the NCRC Expansion Amendment, which includes the Mining Designation and pre-approval of the Ruby Gold project as a qualified EB-5 project, was formally approved by USCIS.  As of the date of this report, the EB-5 funding is still pending and is considered unlikely to be completed.

NOTE 11          STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 12           INCOME TAXES

As of December 31, 2013 and 2012, the Company had net operating loss carry-forwards totaling approximately $4,605,214 and $3,129,410, respectively, that begin to expire in 2025.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses and temporary differences created a deferred tax asset before valuation allowances of approximately $1,631,626 and $1,165,226 at December 31, 2013 and 2012, respectively. Due to the Company determining that it will not likely realize the deferred tax asset, a full valuation allowance has been taken to reduce the deferred tax asset to zero as of December 31, 2013 and 2012, respectively.

In 2013 and 2012, the primary difference between financial statement reporting and taxable income (loss) was expenses not deductible for tax purposes including non-cash share based payments issued for services, amortization of discounts on debt, and gains from non-cash exchanges of  $438,392 and $929,020, respectively. Temporary differences between financial statement reporting loss and taxable loss were due to differences in timing of recognition for expenses related to deferred compensation and depreciation of fixed assets.

The deferred tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred Tax Asset:
Net Operating Loss Carryforwards	$3,129,410	$2,138,602
Current Year Net Operating Loss/(Gain)	1,475,804	990,808
Total Operating Loss Carryforward	4,605,214	3,129,410
Enacted Future Tax Rate	35%	35%
Deferred Tax Asset for NOL	1,611,825	1,095,294
Deferred Tax Asset for Temporary Differences Between Book and Tax Income	19,801	69,932
Gross Deferred Tax Asset	1,631,626	1,165,226
Valuation Allowance	(1,631,626)	(1,165,226)
Net Deferred Tax Asset	$-	$-

NOTE 13           DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  On December 9, 2013, the Company issued five million (5,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance, which was equal to the deferred compensation relieved.  As of December 31, 2013 and December 31, 2012, the outstanding balance of the NQDC plan is $820,474 and $884,474, respectively.

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

NOTE 14           ASSET RETIREMENT OBLIGATIONS

 Provisions for site closure and reclamation costs are based principally on legal and regulatory requirements established by various government agencies, principally Sierra County, California, the US Forest Service, and the California Dept. of Conservation Office of Mine Reclamation (OMR). Under current regulations, the Company is required to meet performance standards to minimize the environmental impact from its operations and to perform site restoration and other closure activities at its mining sites. The exact nature of environmental remediation requirements that may be encountered in the future, if any, cannot be predicted with certainty, because environmental requirements currently established by government agencies may change.

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2013 and December 31, 2012.

Cost estimate for reclamation work at today's cost	$172,914
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.2%

Asset Retirement Obligation
Asset retirement obligation at 12/31/12	$5,584
Accretion Expense	574
Asset retirement obligation at 12/31/13	$6,158

NOTE 15           RELATED PARTY TRANSACTIONS

In August 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services.   The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party. During the year ended December 31, 2013, $100,000 of the amount due was paid in cash, and $116,000 accrued to deferred compensation.  On December 9, 2013, the Company issued five million (5,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.

During the twelve month period ended December 31, 2012, all 100,000 outstanding shares of the Series G Convertible Preferred that were previously issued to Mr. Leopold in August 2009 were cancelled at the request of and consent of Mr. Leopold, the sole shareholder of the class.  Subsequent to the cancellation of said shares, a Certificate of Elimination of the Series G Convertible Preferred Stock was filed with the Secretary of State of the State of Delaware to eliminate entirely the Series G Convertible Preferred stock designation from our Articles of Incorporation.

During the twelve month period ended December 31, 2013, director Fred Michini was paid $10,000 in director fees, which was paid as 277,778 shares of stock valued at the closing market price of our common stock on the date of issuance.

NOTE 16           ADVANCE GOLD SALES

On June 4, 2013, the Company executed a Memorandum of Understanding (the “Agreement”) with a private US investor (the “Investor”) for an advance sale of up to 120 ounces of specimen gold from the Ruby Mine in Sierra County, California.  The price paid in advance by the Investor shall be at a ten percent (10%) discount to the then-current spot price of gold (the “Purchase Price”) on the day the gold is produced and made available for shipment (the “Delivery Date”). The Investor will acquire the right to purchase the gold at their discretion. Upon signing the Agreement, the Company received an initial cash advance of $150,000 (the “Advance”), which is based on a 10% discount to the current spot price of gold, for delivery of the first 120 ounces of specimen gold produced from the Ruby Mine on or before February 1, 2014 (the “Due Date”).  The Advance paid will be applied to the amount due to the Company on the Delivery Date, as determined by the then-current spot price of gold on the Delivery Date.  In the event that 120 ounces of specimen gold is not available for delivery by the Due Date, the Investor will be entitled to be repaid the Advance in cash plus 10% interest equal to $165,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date. As of the date of this report a $165,000 cash payment was made on the due date, and the Advance has been repaid.  As per the Agreement, the investor retains the right to purchase 120 ounces of gold at a future date at a 10% discount to the then-current spot price of gold

On August 2, 2013, the Company sold an additional 40 ounces of gold under the same terms for $50,000.  In the event that the 40 ounces of specimen gold is not available for delivery by the Due Date on April 2, 2014, the Investor will be entitled to be repaid the Advance in cash plus 10% interest equal to $55,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date.

The related obligations have been recorded for the full $200,000 received and an additional $22,223 recorded as a derivative liability represents the additional amount owed related to the 10% discount on the gold price. This discount of $22,223 is being amortized straight line over the term of the agreement resulting in amortization of $17,934 for the year ended December 31, 2013.

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

During the first half of 2013, the Company issued 5,700,049 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $197,000. As noted within footnote 10, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

During the second half of 2013, the Company issued 13,564,152 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $459,000.

During 2013, and pursuant to twelve partial conversion notices received, the Company issued an aggregate of 11,229,545 shares of common stock of the Company to satisfy $283,920 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

During 2013, the Company issued 57,143 shares of restricted common stock for geological services rendered in the amount of $4,000.  The shares were valued on the grant date at the closing market price.

During 2013, the Company issued 94,563 shares of restricted common stock for mining safety & health services rendered in the amount of $3,782. The shares were valued on the grant date at the closing market price.

During 2013, the Company issued 40,000 shares of restricted common stock for mining services. The shares were valued at $1,480 based on the closing market price on the date of grant.

In 2013 the Company issued 5,000,000 shares of common stock to our Chief Executive Officer to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of grant.

In 2013 the Company issued 277,778 shares of common stock to director Fred Michini for director fees earned during 2013.  The shares were valued at $10,000 based on the closing market price of our common stock on the date of grant.

During 2013,  in connection with the Typenex and LG note issuances, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $17,500 in cash and 148,750 restricted Rule 144 shares of common stock.  The shares were valued at $6,481 based on the closing market price on the date of grant. This value is being amortized over the term of the related note agreement.

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

4,000,000 warrants exercisable at $0.04 were issued to Ruby Development Company (“RDC”) on November 19, 2013 as consideration for a mortgage modification executed on that same date. The warrants have an expiration date on December 30, 2018. These warrants were valued within the derivative liability using the binomial lattice model due to tainted equity. See the fair value footnote for inputs to the binomial lattice model.

On the same date the expiration dates of the remaining 14,000,000 warrants previously issued to RDC were all reset and extended to December 30, 2018.  A loss on the equity modification of $85,399 was expensed and recorded to APIC. This loss was valued using the Black-Scholes model by valuing the instrument before extending the expiration term and valuing it after the extension. The key inputs to these valuations are indicated below.

Warrants before modification:

Stock Price on Measurement Date	$0.044
Exercise Price of Warrants	$0.02	–	0.09
Term of Warrants (years)	2.12	–	3.3
Computed Volatility	144%
Annual Dividends	0.00%
Discount Rate	0.58%

Warrants after modification:

Stock Price on Measurement Date	$0.044
Exercise Price of Warrants	$0.02	–	0.09
Term of Warrants (years)	5.12
Computed Volatility	144%
Annual Dividends	0.00%
Discount Rate	0.58%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through December 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	4,800,000	0.10	5.00
Exercised	(500,000)	0.05	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2012	19,550,000	0.045	2.75	(1)
Granted	4,000,000	0.04	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2013	23,550,000	0.045	4.75	(2)

(1) Pursuant to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended to December 30, 2018.

(2) Primary reason for change related to a November 19, 2013 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended to December 30, 2018.

NOTE 19          SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company issued 11,801,616 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $301,500.

Subsequent to December 31, 2013 and pursuant to three partial conversion notices received, the Company issued an aggregate of 2,515,280 shares of common stock of the Company to satisfy $50,208 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").

Subsequent to December 31, 2013, the Company issued two $50,000 Convertible Redeemable Notes ("the Note", or collectively “the Notes”) to GEL Properties, LLC ("GEL", or “the Lender”).  Each Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each Note is $55,000. Each Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $50,000, less $2,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash.

Subsequent to December 31, 2013, the Company issued two $30,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $33,000. Each LG Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $30,000, less $1,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash.

Subsequent to December 31, 2013, the Company issued a $35,000 Convertible Redeemable Note (the “Note”) to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,750 in transaction fees.  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,800 in cash.

Subsequent to December 31, 2013, the Company issued a $30,000 Convertible Redeemable Note (the “Note”) to Union Capital LLC ("Union", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees.  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash.

Subsequent to December 31, 2013, the Company issued 100,000 shares of restricted common stock to William S. Watters, the new COO of our wholly-owned subsidiary, Ruby Gold, Inc., as a signing bonus. The shares were valued at $2,700 based on the closing market price on the date of grant.

NOTE 20          RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2012

The Company has restated its annual financial statements from amounts previously reported for the year ended December 31, 2012.

These restatements reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through December 31, 2012 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2012

	Dec 31, 2012 As Previously Reported	Adjustments	As Restated

ASSETS
Current Assets
Cash	$42,008	-	42,008
Accounts Receivable	-		-
Total Current Assets	42,008	-	42,008

Other Assets
Certificates of Deposit	172,499	-	172,499
Deferred Financing Costs, net	14,471	-	14,471
Goodwill	-	-	-
Mining Claims – Unproved	1,797,488	-	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	635,212	-	635,212
Other Assets	-	-	-
Available For Sale Securities	12,550	-	12,550
Reclamation Bond – Fraser River	2,000	-	2,000
Total Other Assets	2,634,220	-	2,634,220
TOTAL ASSETS	$2,676,228	-	2,676,228

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$56,617	-	56,617
Accrued Expenses - Related Party	884,474	-	884,474
Accrued Expenses – Ruby Mine	12,250	-	12,250
Accrued Interest	41,363	-	41,363
Convertible notes payable (net of discounts of $166,307 and $0, respectively)	608,193	-	608,193
Deferred Gain	9,835	-	9,835
Derivative Liability	496,827	-	496,827
Note Payable – Ruby Mine Mortgage	1,774,822	-	1,774,822
Note Payable (net of discounts of $0 and $20,568, respectively)	-	-	-
Total Current Liabilities	3,884,381	-	3,884,381

Long-Term Liabilities
Asset Retirement Obligation	5,584	-	5,584
Total Long-Term Liabilities	5,584	-	5,584
Total Liabilities	$3,889,965	-	3,889,965

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 4,517,601 shares outstanding at December 31, 2012	$-	367,490	367,490
Total Commitment & Contingencies	$-	367,490	367,490

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4,000	-	4,000

Convertible Preferred stock, Series G, $0.001 par value, 0 and 1,500,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 0 and 100,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-	-

Common stock, $0.001 par value, 250,000,000 shares authorized, 97,485,130 and 96,783,480 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	102,003	(4,518)	97,485
Additional Paid-In Capital	12,168,608	(362,972)	11,805,636
Stock Payable	-	-	-
Accumulated Other Comprehensive Income	(12,500)	-	(12,500)
Deficit Accumulated During Exploration Stage	(13,475,848)	-	(13,475,848)
Total Stockholders’ Equity (Deficit)	(1,213,737)	(367,490)	(1,581,227)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,676,228	-	2,676,228

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDING DECEMBER 31, 2012

	12 months ended December 31, 2012	Adjustments	As restated
Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	9,000		9,000
General & Administrative Costs	339,524	-	339,524
Mining Property Costs	591,926	-	591,926
Depreciation Expense	98,673	-	98,673
Impairment Expense	5,341	-	5,341
Accretion Expense	513	-	513
Professional Services	79,714	-	79,714
Total Operating Expenses	1,124,691	-	1,124,691
Net Operating Loss	(1,124,691)	-	(1,124,691)
Other Income (Expenses)		-
Gain on Mineral Claim Sales	4,500		4,500
Other Income from Mineral Claims	32,500	-	32,500
Interest Income	831	-	831
Interest Expense	(644,773)	-	(644,773)
Gain/Loss on Derivative Liability	(386,833)	-	(386,833)
Loss on Conversion of Debt	-	-	-
Bad Debt (Expense) / Recovery	982	-	982
Loss on Settlement	-	-	-
Other Expense	(2,222)	-	(2,222)
Realized Gain (Loss) on Investment	-	-	-
Net Other Income (Expenses)	(995,015)	-	(995,015)
Loss From Continuing Operations	(2,119,706)	-	(2,119,706)
Loss From Discontinued Operations	-	-	-
Net Loss	(2,119,706)	-	(2,119,706)
Accretion of Discount on Redeemable Common Stock	-	(29,516)	(29,516)
Interest on Redeemable Common Stock	-	(22,701)	(22,701)
Net Loss Attributable to Common Shareholders	(2,119,706)	(52,217)	(2,171,923)
Unrealized Loss on Available For Sale Securities	(12,500)	-	(12,500)
Total Comprehensive Loss	(2,132,206)		(2,184,423)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	99,799,411	-	99,799,411
Basic Net Gain (Loss) per Share	$(0.02)	-	$(0.02)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the principal executive/principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2013. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes having the following material weaknesses from the audited year ended December 31, 2013.

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

•
As of December 31 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Perry Leopold	63	Chairman and Chief Executive Officer
Fred Michini	71	Director

Perry Leopold.  Mr. Leopold has served as Chairman and CEO of the Company since February 2006. Prior to joining the Company he led a number of successful enterprises over a 30 year period in a diverse number of fields, ranging from the arts and technology to finance and natural resources. In February 2006, Mr. Leopold was engaged as CEO to engineer the Company's total corporate restructuring and lead its re-emergence as the natural resources company formerly known as Enterayon, Inc. Mr. Leopold subsequently designed the Company's business model and incorporated state-of-the-art technology to assist in cost-efficient acquisition targeting, which has resulted in over 50 acquisitions of high-quality mining properties throughout British Columbia. Educated at the University of Pennsylvania, Mr. Leopold is also the founder and current President of Speebo Inc.(1) since 2006, a privately owned exploration company. In addition, since 2005 he is currently serving as President of Circular Logic, Inc., a registered Commodity Trading Advisor (CTA) and Commodity Pool Operator (CPO) firm specializing in commodity trading system development. Mr. Leopold is also the owner of The PAN Network, a private company he founded as a sole-proprietorship in 1981, and which has since been in continuous operation to the present day.

Fred Michini. Mr. Michini has served as a Director of the Company since August 2007.  He is a tax, financial, management accounting and litigation support specialist, and has extensive previous experience serving as the Chief Financial Officer of a variety of public and private companies, including Speebo, Inc. (1) from 2006-2008, a private mineral exploration company currently controlled by North Bay’s Chief Executive Officer, Perry Leopold. Mr. Michini is also a Certified Public Accountant, has been Partner and Managing Partner of two regional accounting firms, has served as an auditor for the U.S. General Accounting Office, and is a former Board Member of the Central Montgomery County Chamber of Commerce. Mr. Michini earned his B.S. from LaSalle University and his MBA from Temple University.  Mr. Michini has been employed as a CPA and Real Estate Tax Consultant by AJ Michini Associates since 1973 and by AJ Michini MBA CPA since 1984.  In addition, Mr. Michini serves as Acting CFO for Artimplant USA, a subsidiary of the Swedish public company Artimplant AB, a position he has held since 2005. As of January, 2008 Mr. Michini was no longer associated with Speebo, Inc.

(1) Speebo, Inc. is a private exploration company with mineral and energy-related claims throughout British Columbia.  In addition to its metal-based mineral claims, Speebo holds the rights to several oil shale properties in the Queen Charlotte Islands.  Prior to 2008 when British Columbia issued a permanent moratorium on uranium mining, Speebo also held the rights to dozens of uranium properties, most of which have subsequently been allowed to terminate   Speebo, Inc. has no active mining operations at the present time, nor does it intend to. Speebo Inc. was incorporated as a C-Corp in October 2006, and was reclassified as an S-Corp as of January 2008.  Perry Leopold is the sole officer, director, and shareholder. There have never been any material related-party transactions between Speebo, Inc. and North Bay Resources Inc.

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

Board Meetings

During the fiscal year ended December 31, 2013, we had two directors. During the year fiscal year ended December 31, 2013, the Board held several meetings and has taken numerous actions by unanimous written consent.

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

Section  16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These reports are filed on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, with respect to the fiscal year ended December 31, 2013 all the Reporting Persons have complied with applicable filing requirements.

Code of Ethics

We adopted a Code of Ethics on October 16, 2009 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is attached as Exhibit 14 to this registration statement.

Item 11.             Executive Compensation

The Company accrued or paid compensation to the Chief Executive Officer for services rendered to the Company in all capacities during the fiscal years shown in the Summary Compensation Table below. Deferred compensation accrued in 2013 and 2012 was $116,000 and $100,000.  These amounts represent the total deferred compensation of $216,000 expensed during each period, less $100,000 and $116,000 actually paid or settled in 2013 and 2012, respectively, as per the management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month.  The agreement includes Mr. Leopold’s base salary of $15,000 per month, and accrues entirely to deferred compensation during any period in which the commitment remains unpaid, which would be $216,000 in total deferred compensation annualized if no payments were made during the year.

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

Non-Qualified Deferred Compensation
The Company has adopted an unfunded Non-Qualified Deferred Compensation Plan to recognize unpaid compensation owed to our Chief Executive Officer  Under this Plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The Plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of December 31, 2013 and 2012, the outstanding balance of the Plan is $820,474 and $884,474, respectively.  There is no accrued interest associated with the Plan.

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

There were no stock awards or bonuses of any kind to our Chief Executive Officer in 2010, 2011, 2012 or 2013.  In 2011 and again in 2013, Mr. Leopold elected to reduce the amount of deferred compensation owed to him by $180,000 through the issuance of 2 million and 5 million shares of stock, respectively.  These transactions are considered a purchase, and shares were valued as of the closing market price on the day of issuance.

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

Summary Compensation Table

Name and Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)(3)	Total ($)
Perry Leopold	2013	$180,000	$0	$0	$36,000	$216,000
Chief Executive Officer	2012	$180,000	$0	$0	$36,000	$216,000
	2011	$180,000	$0	$0	$36,000	$216,000
	2010	$180,000	$0	$0	$36,000	$216,000
	2009	$180,000	$0	$253,785	$36,000	$469,785
	2008	$180,000	$0	$50,000	$36,000	$266,000
	2007	$180,000	$0	$1,032,250	$36,000	$1,248,250
	2006	$120,000	$0	$1,222,500	$96,000	$1,438,500

(1)
The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006 fiscal years for the aggregate grant date fair value of stock awards granted in such periods in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2013, and each person who served as an executive officer of North Bay Resources as of December 31, 2013:

2013 Grants of Plan Based Awards

Name	Grant Date	All Other Stock Awards (# of Shares) (1)	Closing Market Price of Awards on the Date of Grant	Grant Date Fair Value of Stock Awards ($)
Perry Leopold	-	0	$-	$0
Chairman and Chief Executive Officer

Outstanding Equity Awards at December 31, 2013

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2012 and 2013 that remain outstanding as of December 31, 2013. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards
Name		Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)
Perry Leopold	2013	0	0	0.00	-	0	0

COMPENSATION OF DIRECTORS

Director Compensation for Year Ended December 31, 2013

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Perry Leopold(1)	$--	$--	$--	$--	$--	$--	$--
Fred Michini	$-	$-	$--	$--	$--	$10,000(2)	$10,000
———————
(1)	Mr. Leopold did not receive any compensation in his capacity as director for the Company in the year ended December 31, 2013.
(2)	Mr. Michin received Director Fees of $10,000 which was paid in stock.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2013. During the fiscal year ended December 31, 2013, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Outstanding Equity Awards at Fiscal Year-end.

There were no outstanding equity awards for our Executive officers in the most recent fiscal year ended December 31, 2013.

Standard Director Compensation Arrangement

We do not have a standard compensation arrangement for directors.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2013, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2013, with respect to the beneficial ownership of the Company’s outstanding voting securities by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Ownership Percent of Class (%)**		Total Voting Percent of Class (%)**

Common	Perry Leopold(4)(5)	40,044,362	28.99%		80.00%	(5)
Common	Fred Michini	1,439,890	1.04%		0.21%
Common	Tangiers (3)	18,852,098	9.99%		2.73%
Common	Ruby Development Company(6)	28,000,000	20.02%		4.05%
Common	All executive officers and directors as a group (2 persons)	41,484,252	30.03%		80.21%
Series A Preferred	Perry Leopold(4)	4,000,000	100%		100%
Series I Preferred	Perry Leopold(5)	100	100%	(5)	100%	(5)

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

(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 138,114,547 shares of common stock outstanding on December 31, 2013 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2013, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
The number of shares, the percentage of ownership and voting percentage listed in the table above represents the maximum amount of shares that Tangiers can beneficially control under a contractually stipulated 9.99% ownership restriction as of the date of this report. Tangiers is the investor under the Securities Purchase Agreement dated October 7, 2009 and held 0 shares of common stock as of December 31, 2013. All investment decisions of, and control of, Tangiers are held by Robert Papiri and Michael Sobeck, its managing partners. Tangiers Capital, LLC makes the investment decisions on behalf of and controls Tangiers. As of the date of this report, Tangiers holds an aggregate of 5,550,000 warrants, as follows:  (a) 2.5 million 5 year warrants convertible to common stock and exercisable at $0.05 pursuant to a $50,000 Convertible Promissory Note Agreement dated September 27, 2010, (b) 250,000 5 year warrants convertible to common stock and exercisable at $0.115 pursuant to a $50,000 Convertible Promissory Note Agreement dated December 29, 2011, (c) 500,000 5 year warrants convertible to common stock and exercisable at $0.13 pursuant to two $50,000 Convertible Promissory Note Agreements dated February 2, 2012, (d) 500,000 5 year warrants convertible to common stock and exercisable at $0.09 pursuant to two $37,500 Convertible Promissory Note Agreements dated March 15, 2012, (e) 150,000 5 year warrants convertible to common stock and exercisable at $0.07 pursuant to a $50,000 Convertible Promissory Note Agreement dated May 16, 2012, (f) 150,000 5 year warrants convertible to common stock and exercisable at $0.06 pursuant to a $25,000 Convertible Promissory Note Agreement dated May 30, 2012, and (g) 750,000 5 year warrants convertible to common stock and exercisable at $0.14 and 750,000 5 year warrants convertible to common stock and exercisable at $0.07 pursuant to a $100,000 Convertible Promissory Note Agreement dated June 19, 2012. As of the date of this report, Tangiers also holds the following promissory notes which are eligible to be converted into an aggregate of 13,302,098 shares of common stock: (a) one $25,000 convertible promissory note with an interest rate of 9.9 per year, convertible into common stock at a price of $0.08 per share (with an outstanding balance of $29,970 as of the date of this report), (b) two $50,000 convertible promissory notes with an interest rate of 9.9 per year, convertible into common stock at a price of $0.08 per share (with an aggregate outstanding balance of $118,932 as of the date of this report), (c) two $37,500 convertible promissory notes with an interest rate of 9.9% per year, convertible into common stock at a price of $0.09 per share (with an aggregate outstanding balance of $88,345 as of the date of this report, (d) one $50,000 convertible promissory note with an interest rate of 9.9% per year, convertible into common stock at a price of $0.06 per share (with an outstanding balance of $58,818 as of the date of this report), (e) one $25,000 convertible promissory note convertible into common stock at a price of $0.06 per share (with an outstanding balance of $28,314 as of the date of this report), (f) one $100,000 convertible promissory note with an interest rate of 7% per year, convertible into common stock at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents (with an outstanding balance of $110,740 as of the date of this report), and (g) one $750,000 convertible promissory note with an interest rate of 7% per annum, convertible into common stock at a the undiscounted VWAP on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received (with an outstanding balance of $419,674  as of the date of this report). All of the warrants and promissory notes held by Tangiers contain a blocker provision under which Tangiers can only exercise its warrants or convert its promissory notes to a point where it would own a maximum of 9.99% of the total shares outstanding.

(4)
Mr. Leopold, the Company’s CEO and Chairman owns 4,000,000 shares of the Company’s Series A Preferred Stock. Each outstanding share of the Series A Preferred Stock has 10 votes per share, and may be converted to shares of common at a ratio of 5 to 1, which would thus convert to 20,000,000 shares of common stock. The Series A Preferred Stock was issued in August 2009.

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

(6)
The four (4) principals of Ruby Development Company (“RDC”), the estate of R.E. Frederking Trustee, W. R. Frederking, G. W. Frederking, and R. L. Frederking., each own 2.5 million shares of common stock.  Ruby Development Company is also entitled to 10 million warrants, immediately exercisable, and giving them the option to purchase up to 10 million shares of common stock at $0.02 per share until December 30, 2018, 2 million warrants convertible to common stock and exercisable at $0.10 per share until December 30, 2018, 2 million warrants convertible to common stock and exercisable at $0.09 per share until December 30, 2018, and 4 million warrants convertible to common stock and exercisable at $0.04 per share until December 30, 2018. The warrants may be exercised, in whole or in part, any time, and from time to time, at RDC's discretion. The number of shares, the percentage of ownership and voting percentage listed in the table above include the shares underlying the aforementioned warrants held by the shareholder.

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

Director Independence

Our common stock is listed on the OTCQB quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). Perry Leopold would not be considered “independent” under the NASDAQ rule due to the fact that he is an employee of our company.  Fred Michini is considered “independent” under the NASDAQ rule due to the fact that he has not served on the board of directors of or business dealings with an affiliate within the past 3 years.

Item 14.             Principal Accountant Fees and Services

The audited consolidated financial statements included herein for the fiscal years ended December 31, 2013 and December 31, 2012 have been audited by M&K CPAS, PLLC. The reports of M&K CPAS, PLLC are included herein in reliance upon the authority of this firm as experts in accounting and auditing.

M&K CPAS, PLLC has served as the Company’s independent registered public accounting firm since July 1, 2009. The following discussion presents fees for services rendered for 2013 and 2012.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2013 and 2012, the reviews of the quarterly interim financial statements included in our Form S-1 and amendments for the fiscal years ended December 31, 2013 and 2012, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended December 31, 2013) and billed to us by M&K CPAS, PLLC for the year ended December  31, 2012, including out-of-pocket costs were $34,250 and $38,750, respectively. There were no other audit related, tax, or other fees billed by M&K CPAS, PLLC

Tax Compliance Fees

We paid KPMG LLP $15,489 and $0 for tax compliance, tax advice, tax planning or other work during the fiscal years ended December 31, 2013 and 2012, respectively.

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
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Signature	Title

/s/ Perry Leopold	President, Chief Executive Officer and Director
Perry Leopold	(Principal Executive Officer), Chief Financial Officer (Principal Accounting, Officer) and Chairman of the Board of Directors

/s/ Fred Michini
Fred Michini	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)

10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
10.90	Memorandum of Understanding for Advance Sale of Specimen Gold dated June 4, 2013(33)
10.91	Fraser River Project JV Agreement dated June 24, 2013(34)
10.92	Amendment No. 3 to the Securities Purchase Agreement with Tangiers Investors, LP dated July 24. 2013(35)
10.93	Memorandum of Understanding for Advance Sale of Specimen Gold dated August 2, 2013(36)
10.94	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.95	Securities Purchase Agreement with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.96	Nine Month Convertible Promissory Note with LG Capital Funding LLC dated October 7, 2013(38)
10.97	Securities Purchase Agreement with LG Capital Funding LLC dated October 7, 2013(38)
10.98	Amendment to the Modification and Extension Agreement with Ruby Development Company dated November 19, 2013(39)
10.99	Ruby Gold JV Agreement with Ruby Gold, Inc., dated January 9, 2014(40)
10.100	Twelve Month Convertible Redeemable Note with GEL Properties, LLC dated January 31, 2014(41)
10.101	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated February 3, 2014(41)
10.102	Twelve Month Convertible Redeemable Note with Union Capital LLC dated March 13, 2014(42)
10.103	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated March 13, 2014(42)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(32)Previously filed with the Company’s filing of Form 10-K, SEC file number 000-54213, filed on March 28, 2013, and incorporated by this reference as an exhibit to this Form 10-K.

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

(37)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on October 4, 2013, and incorporated by this reference as an exhibit to this Form 10-K.

(38)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on October 11, 2013, and incorporated by this reference as an exhibit to this Form 10-K.

(39)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on November 20, 2013, and incorporated by this reference as an exhibit to this Form 10-K.

(40)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 10, 2014, and incorporated by this reference as an exhibit to this Form 10-K.

(41)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 6, 2014, and incorporated by this reference as an exhibit to this Form 10-K.

(42)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 14, 2014, and incorporated by this reference as an exhibit to this Form 10-K.