Form 10-Q
period 2014-03-31
NORTH BAY RESOURCES INC
filed 2014-05-14
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  165,409,282 shares of Common Stock as of May 13, 2014.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	Mar 31, 2014	Dec 31, 2013

ASSETS
Current Assets
Cash	$177,750	$133,873
Total Current Assets	177,750	133,873

Other Assets
Certificates of Deposit	172,965	172,880
Prepaid Expenses	57,373	57,373
Deferred Financing Costs, net	50,630	22,966
Mining Claims – Unproved	1,795,780	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	578,252	608,038
Available For Sale Securities	22,500	22,500
Reclamation Bond – Fraser River	5,000	5,000
Total Other Assets	2,682,500	2,686,245
TOTAL ASSETS	$2,860,250	$2,820,118

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$60,913	$41,611
Accrued Expenses - Related Party	832,474	820,474
Accrued Interest	127,740	101,366
Convertible notes payable (net of discounts of $476,039 and $264,389, respectively)	986,115	836,858
Advance Gold Sales (net of discounts of $45 and $4,289, respectively)	49,955	195,711
Derivative Liabilities – Convertible Debt	778,156	696,648
Derivative Liabilities – Advances on Gold	5,556	22,223
Note Payable – Ruby Mine Mortgage	470,118	627,101
Note Payable - Equipment	13,659	41,687
Total Current Liabilities	3,324,686	3,383,679

Long-Term Liabilities
Note Payable – Ruby Mine Mortgage, net of current portion	1,290,012	1,205,537
Note Payable – Equipment, net of current portion	23,641	-
Asset Retirement Obligation	4,602	6,158
Total Long-Term Liabilities	1,318,255	1,211,695
Total Liabilities	$4,642,941	$4,595,374

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 10,217,468 and 10,217,468 shares outstanding at March 31, 2014 and December 31, 2013, respectively	682,402	667,758
Total Commitment & Contingencies	$682,402	$667,758

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4,000	4,000

Common stock, $0.001 par value, 250,000,000 shares authorized, 142,313,975 and 127,897,079 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	142,315	127,898
Additional Paid-In Capital	13,325,838	12,962,791
Accumulated Other Comprehensive Income	(2,550)	(2,550)
Stock Payable	12,800	-
Deficit Accumulated During Exploration Stage	(15,947,496)	(15,535,153)
Total Stockholders’ Equity (Deficit)	(2,465,093)	(2,443,014)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,860,250	$2,820,118

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDING
MARCH 31, 2014 AND 2013  (RESTATED)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014

	3 months ended March 31, 2014	3 months ended March 31, 2013 (restated)	Since inception (June 18, 2004 to March 31, 2014)

Revenues
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Commissions & Consulting Fees	-	-	316,800
General & Administrative Costs	94,882	81,008	9,598,298
Mining Property Costs	284,745	46,901	2,804,592
Depreciation Expense	28,786	24,060	287,179
Impairment Expense	-	-	145,995
Accretion Expense	152	76	1,482
Professional Services	56,664	29,902	424,808
Total Operating Expenses	465,229	181,947	13,579,154
Net Operating Loss	(465,229)	(181,947)	(13,579,154)
Other Income (Expenses)
Gain on Mineral Claim Sales	-	113,499	471,243
Other Income from Mineral Claims	-	-	309,649
Interest Income	4,334	125	6,349
Interest Expense	(243,018)	(305,666)	(1,904,227)
Gain/Loss on Derivative Liability	239,367	(217,526)	(200,047)
Loss on Conversion of Debt	-	-	(137,000)
Loss on Equity Modification	-	-	(85,399)
Bad Debt (Expense) / Recovery	-	-	(47,185)
Loss on Settlement	-	-	(62,095)
Other Expense	-	-	(2,222)
Other Income	52,203	1,094	53,297
Realized Gain (Loss) on Investment	-	-	(97,109)
Net Other Income (Expenses)	52,886	(408,474)	(1,694,746)
Loss From Continuing Operations	(412,343)	(590,421)	(15,273,900)
Loss From Discontinued Operations	-	-	(673,596)
Net Loss	(412,343)	(590,421)	(15,947,496)
Accretion of Discount on Redeemable Common Stock	-	(14,212)	(81,862)
Excess Cash Received Compared to Redeemable Amount of Stock	-	-	974
Interest on Redeemable Common Stock	(14,644)	(8,961)	(88,514)
Net Loss Attributable to Common Shareholders	(426,987)	(613,594)	(16,116,898)
Unrealized (Loss)/Gain on Available For Sale Securities	-	9,950	(2,550)
Total Comprehensive Loss	(426,987)	(603,644)	(16,119,448)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	147,332,224	104,488,352
Basic Net Gain (Loss) per Share	$(0.00)	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	147,332,224	104,488,352
Diluted Net Gain (Loss) per Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)

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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
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

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014 (Unaudited)
(Continued)

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Cancellation of Series G Preferred	-	(100,000)		-	(100)	-	-	-	100	-	-	-	-
Common Stock issued for services	-	-	-	-	-	-	116,650	117	10,543	-	-	-	10,660
Common Stock issued for deferred financing costs	-	-	-	-	-	-	85,000	85	5,525	-	-	-	5,610
Common Stock issued for stock payable	-	-	-	-	-	-	500,000	500	24,500	(25,000)	-	-	-
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(12,500)	(12,500)
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	49,795	-	-	-	49,795
Discount on convertible notes from beneficial conversion feature and attached warrants	-	-	-	-	-	-	-	-	321,002	-	-	-	321,002
Warrants issued for modification of payment terms on mortgage payable	-	-	-	-	-	-	-	-	175,047	-	-	-	175,047
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(29,516)	-	-	-	(29,516)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(22,701)	-	-	-	(22,701)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,119,706)	-	(2,119,706)
Balance at 12/31/2012 (restated)	4,000,000	-	100	$4,000	$-	$-	97,485,130	$97,485	$11,805,636	$-	$(13,475,848)	$(12,500)	$(1,581,227)
Common Stock issued for cash	-	-	-	-	-	-	13,564,152	13,564	445,736	-	-	-	459,300
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	11,229,545	11,230	272,691	-	-	-	283,921
Common Stock issued for services	-	-	-	-	-	-	191,724	192	9,071	-	-	-	9,263
Common Stock issued for directors compensation	-	-	-	-	-	-	277,778	278	9,722	-	-	-	10,000
Common Stock issued for deferred compensation	-	-	-	-	-	-	5,000,000	5,000	175,000	-	-	-	180,000
Common Stock issued for deferred financing costs	-	-	-	-	-	-	148,750	149	6,332	-	-	-	6,481
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	9,950	9,950
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	256,472	-	-	-	256,472
Loss on Equity Modification	-	-	-	-	-	-	-	-	85,399	-	-	-	85,399
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(52,346)	-	-	-	(52,346)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(50,922)	-	-	-	(50,922)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,059,305)	-	(2,059,305)
Balance at 12/31/2013	4,000,000	-	100	$4,000	$-	$-	127,897,079	$127,898	$12,962,791	$-	$(15,535,153)	$(2,550)	$(2,443,014)
Common Stock issued for cash	-	-	-	-	-	-	11,801,616	11,802	289,698	-	-	-	301,500
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	2,515,280	2,515	47,693	-	-	-	50,208
Common Stock issued for services	-	-	-	-	-	-	100,000	100	2,600	-	-	-	2,700
Stock payable for deferred financing costs	-	-	-	-	-	-	-	-	-	12,800	-	-	12,800
Settlement of Derivative Liability - Gold	-	-	-	-	-	-	-	-	1,667	-	-	-	1,667
Settlement of Derivative Liability – Convertible Debt	-	-	-	-	-	-	-	-	36,033	-	-	-	36,033
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(14,644)	-	-	-	(14,644)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(412,343)	-	(412,343)
Balance at 3/31/2014	4,000,000	-	100	$4,000	$-	$-	142,313,975	$142,315	$13,325,838	$12,800	$(15,947,496)	$(2,550)	$(2,465,093)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDING
MARCH 31, 2014 AND 2013 (Restated)
AND THE PERIOD FROM
JUNE 18, 2004 (INCEPTION) THROUGH MARCH 31, 2014

	3 Months Ended March 31, 2014	3 Months Ended March 31, 2013 (restated)	Since inception (June 18, 2004 to March 31, 2014)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(412,343)	$(590,421)	$(15,947,496)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on option payments received – non-cash	-	-	(135,985)
Gain on sale of claims	-	(58,499)	(366,333)
Gain on sale of claims – non-cash	-	(55,000)	(60,000)
Common Stock issued for services	2,700	-	5,135,640
Common Stock issued to director for services	-	-	20,000
Common Stock issued for mining exploration stage property	-	-	351,400
Warrants issued to modify payment terms of note	-	-	175,047
Preferred Stock issued for bonus	-	-	253,785
Loss on conversion of debt and deferred compensation	-	-	2,150,513
Loss on AFS securities “other than temporary”	-	-	106,985
Loss on settlement - Common Shares issued	-	-	62,095
Loss on equity modification	-	-	85,399
Bad debt expense	-	-	48,167
Gain realized on transfer of AFS – securities	-	-	(9,875)
Amortization of discount on debt	169,960	107,322	1,115,602
Amortization of deferred financing cost	13,536	11,345	64,111
Amortization of gold advances discount	4,244	-	22,178
Change in derivative liability	(239,367)	217,526	200,047
Common Stock issued as interest on loan	-	-	1,500
Depreciation Expense	28,786	24,060	287,179
Accretion Expense	152	76	1,482
Impairment Expense	-	-	145,995
Extension Expense for Ruby mortgage	-	160,000	160,000
Changes in operating assets and liabilities:
Accounts receivable	-	-	(29,018)
Prepaid Expenses	-	-	12,537
Other assets	(85)	(120)	(2,090)
Accrued expenses – related party	12,000	49,000	1,328,593
Accrued interest	27,788	-	27,788
Accrued expenses	(15,000)	2,069	100,419
Accounts Payable	19,301	1,639	54,971
Other current assets	-	-	(29,316)
Net Cash Used in Operating Activities	(388,328)	(131,003)	(4,668,680)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-	(28,371)
Proceeds from Fixed Asset Disposal	1,000	-	1,000
Cash received from sales of claims	-	48,664	366,333
Cash paid for claims acquired	-	-	(16,311)
Cash paid for Ruby Purchase	-	-	(361,093)
Cash paid for purchase of Taber Mine Option	-	-	(4,000)
Net Cash Provided by/Used in Investing Activities	1,000	48,664	(42,442)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of redeemable common stock	-	69,000	488,464
Proceeds from sale of common stock	301,500	-	2,283,500
Advances - Gold	(150,000)	-	50,000
Cash paid for deferred financing costs	(28,400)	(5,000)	(89,850)
Contributions from related party	-	-	244,994
Warrants exercised, shares not yet issued	-	-	25,000
Debt Repayments	(76,895)	(129,772)	(524,145)
Shares re-purchased and retired	-	-	(2,000)
Borrowings on convertible debt	385,000	176,097	2,412,909
Net Cash Provided by Financing Activities	431,205	110,325	4,888,872
Net cash increase (decrease) for period	43,877	27,986	177,750
Cash at beginning of period	133,873	42,008	-
Cash at end of period	177,750	69,994	177,750
Supplementary Cash Flow Information:
Cash Paid for Interest	$15,000	$-	$192,360
Cash Paid for Taxes	$-	$-	$-
Non-Cash Investing & Financing Activities:
Common Stock issued for conversion of preferred shares	$-	$-	$2,400
Common Stock issued for conversion of debt and accrued salary	$-	$-	$433,912
Warrants issued for purchase option - Ruby Mine	$-	$-	$369,837
Term extension of Ruby Mine warrants	$-	$-	$2,519
Stock Issued for purchase option - Ruby Mine	$-	$-	$150,000
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$-	$-	$177,974
Transfer of available for sale securities to relieve accrued salary	$-	$-	$12,838
Accrued salary relieved for shares issued	$-	$-	$279,999
Common and preferred shares issued as founders shares	$-	$-	$3,040
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-	$801,442
Note payable for Ruby Mine acquisition	$-	$-	$1,990,000
Liabilities assumed with Ruby Mine acquisition	$-	$-	$174,118
Revision to Asset Retirement Obligation	$1,708	$-	$168,498
Common stock issued for conversion of convertible debt	$50,208	$80,787	$507,980
Equipment acquired with note payable	$-	$-	$56,071
Common stock issued for stock payable	$-	$-	$25,000
Common stock owed for deferred financing costs	$12,800	$-	$12,800
Equity draw on redeemable common stock applied towards note principal owed	$-	$-	$25,536
Common Stock issued for deferred financing costs	$-	$-	$12,091
Debt discount due to derivative liability	$356,908	$43,713	$896,827
Cancellation of preferred shares	$-	$-	$100
Settlement of Derivative liability	$36,033	$86,275	$342,300
Settlement of gold derivative	$1,667	$-	$1,667
Discount on gold advance	$-	$-	$22,223
Accretion of Discount on Redeemable Common Stock	$-	$14,212	$81,862
Excess Cash Received Compared to Redeemable Amount of Stock	$-	$-	$974
Interest on Redeemable Common Stock	$14,644	$8,961	$88,514
Unrealized gain/loss on AFS	$-	$(9,950)	$2,550

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2             GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $15,947,496 as of March 31, 2014. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatements

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. Our financial statements have thus been have been restated to reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through April 25, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values. Please see Note 19 for more information.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2014 and December 31, 2013. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the three month period ended March 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of March 31, 2014, were: Volatility of 158% - 165%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2013	New Issuances	Settlements	Changes in Fair Values	Balance at March 31, 2014
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$156,761	$238,595	$(36,033)	$(50,270)	$309,053
Conversion features – tainted equity	391,686	229,339	-	(254,250)	366,775
Warrants – tainted equity	148,201	-	-	(45,873)	102,328
	$696,648	$467,934	$(36,033)	$(350,393)	$778,156

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223	$-	$22,223
Totals	$-	$22,223	$-	$22,223

The following table presents assets that were measured and recognized at fair value as of March 31, 2014:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$-
Totals	$22,500	$-	$-	$-

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$5,556	$-	$-
Totals	$-	$5,556	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$177,750	$-	$-
Certificates of Deposit	172,965
Total assets	350,715	-	-
Liabilities
Advance Gold Sales	-	49,955	-
Convertible notes	-	986,115	-
Note payable, Ruby	-	1,760,130	-
Notes payable, equipment	-	37,300	-
Total liabilities	-	2,833,500	-
	$350,715	$(2,833,500)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	-
	$306,753	$(2,906,894)	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2014 or the year ended December 31, 2013.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of March 31, 2014 or the year ended December 31, 2013.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of March 31, 2014 and December 31, 2013, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of March 31, 2014 and 2013, there were 57,744,955 and 50,679,673 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the three months ended March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013
Net Loss attributable to common shareholders	$(426,987)	$(613,594)
Weighted-average common shares Outstanding (Basic)	147,332,224	104,488,352
Weighted-average common stock Equivalents	57,744,955	50,679,673
Deduction of stock Equivalents not included due to net loss	(57,744,955)	(50,679,673)
Weighted-average common shares Outstanding (Diluted)	147,332,224	104,488,352
Basic and Diluted Net Gain (Loss) per Share	$(0.00)	$(0.01)

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

Recently Issued Accounting Standards

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The provisions of ASU No. 2013-11 did not have a material impact on to the Company’s condensed consolidated financial statements.

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

NOTE 4             AVAILABLE FOR SALE SECURITIES

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,050 based upon the closing price of CKR stock on the date the shares were issued. As of March 31, 2014 and December 31, 2013, the market value of these shares was $22,500 and $22,500, respectively.  We consider the unrealized net loss as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015, and currently accrues interest at 6% per annum.  As of March 31, 2014 and December 31, 2013, the outstanding balance due on the note is $1,760,130 and $1,832,638, respectively.

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

NOTE 6             PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of March 31, 2014 and December 31, 2013, components of property, plant, and equipment and mineral assets were as follows:

	March 31,	December 31,
	2014	2013

Buildings	$558,885	$558,885
Machinery and equipment	137,820	138,820
Vehicles	281,602	281,602
Total property, plant and equipment	978,307	979,307

Less: accumulated impairment (1)	(124,343)	(124,343)
Less: accumulated depreciation(2)	(275,712)	(246,926)

Property, plant and equipment, net	$578,252	$608,038

	March 31,	December 31,
	2014	2013

Mining claims	$1,792,660	$1,792,660
Asset retirement costs	3,120	4,828
Total mineral claim assets	1,795,780	1,797,488
Less: accumulated depletion(2)	-	-

Mining claims, net	$1,795,780	$1,797,488

(1) Following the acquisition of the Ruby Mine on July 1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(2) Depreciation expense totaled $28,786 and $24,060 for the three months ended March 31, 2014 and 2013, respectively. Depletion expense totaled $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7             DEBT

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015.  Monthly payments are $10,000 per month during Q1, 2012, $15,000 per month during Q2, 2012, and $20,000 per month from July 1, 2013 through December 2015. Pursuant to an amendment executed on March 28, 2013, the interest rate on the note was increased to 6% as of April 1, 2013, and $160,000 was added to the principal. Pursuant to an amendment executed on November 19, 2013, mortgage payments through December 2015 are set at $20,000 due on the 1st day of each month, and an additional $40,000 due by the 20th day of each month, for aggregate monthly payments of $60,000 per month. As of March 31, 2014, the outstanding balance due on the note is $1,759,198.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grant date no beneficial conversion feature resulted from this issuance. The Note accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the years ended December 31, 2013 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2013.  As of December 31, 2013, the outstanding balance due on the Note is $29,970, which includes $4,970 in accrued interest. Repayment of this note has been waived by the lender until November 15, 2014. As of March 31, 2014, the outstanding balance due on the Note is $30,589, which includes $5,589 in accrued interest.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital. The discount was fully amortized as of December 31, 2012.  As of December 31, 2013, the outstanding balance due on the Note is $118,932, which includes $18,932 in accrued interest. Repayment of this note has been waived by the lender until November 15, 2014. As of March 31, 2014, the outstanding balance due on the Note is $121,407, which includes $21,407 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of March 31, 2014. Amortization expense during the three months ended March 31, 2014 was $1,893. Repayment of this note has been waived by the lender until November 15, 2014. As of March 31, 2014, the outstanding balance due on the Note is $90,201, which includes $15,201 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2013. As of March 31, 2014, the outstanding balance due on the Note is $59,293, which includes $9,293 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2013.  As of March 31, 2014, the outstanding balance due on the Note is $29,552, which includes $4,552 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization expense during the three months ended March 31, 2014 was $9,194. As of March 31, 2014, the outstanding balance due on the Note is $112,490, which includes $12,490 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $58,307 and $64,710 for the twelve months ended December 31, 2012 and 2013, respectively.   During the twelve month period ended December 31, 2013 an additional $235,000 was drawn down from this facility, plus $27,550 in OID. The debt discounts resulting from the derivatives on each draw date was valued on the date of grants to be a cumulative value of $228,713 on the notes as of December 31, 2013. Amortization of the discount was $169,424 as of December 31, 2013. Amortization expense during the three months ended March 31, 2014 was $26,655. During the twelve month period ended December 31, 2013, stock conversions reduced the outstanding balance of principal and accrued interest due by $283,920, and the Company issued an aggregate of 11,229,544 common shares with the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. During the three month period ended March 31, 2014, an additional $40,000 was drawn down from this facility, plus $4,000 in OID. and a discount of $45,200 was recorded. Amortization for the three month period ended March 31, 2014 was $26,655. During the three month period ended March 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $50,208, and the Company issued an aggregate of 2,515,280 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of March 31, 2014, the outstanding balance due on the Note is $119,575, which includes $4,519 in accrued interest.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of March 31, 2014, the Company has drawn $421,098 from this facility.  As of December 31, 2013, the outstanding balance due on this Note is $419,674 which includes $23,577 in accrued interest. Amortization for the three month period ended March 31, 2014 was $11,087. As of March 31, 2014, the outstanding balance due on the Note is $451,605, which includes $30,508 in accrued interest.

On September 26, 2013, the Company acquired a Case 580SM Backhoe for the purchase price of $56,071.  This purchase was financed as a 36 month note with CNH Capital America LLC at an interest rate of 8.49%.  A $10,000 initial payment was made on October 1, 2013, with 36 payments scheduled at $1,462 per month.  As of December 31, 2013, the principal balance due on this note was $41,687 plus $1,114 in accrued interest. As of March 31, 2014, the principal balance due on this note was $37,300 plus $2,304 in accrued interest.

On October 1, 2013, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $125,000. The debt discount due to the tainted equity valuation and “OID” was $125,000 and $30,000, respectively. The second tranche of $125,000 was received on January 31, 2014, and as of March 31, 2014 a debt discount of $227,958 was recorded. Amortization on the debt discount was $56,985 during the three month period ended March 31, 2014.  As of March 31, 2014, the principal balance due on this note was $289,760, which includes $9,760 in accrued interest.

On October 7, 2013, the Company issued a $56,500 Promissory Note ("the LG Note", or the "Note") to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees payable to the Lender. The Note has a maturity date of nine (9) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  Unless the Note is prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The consideration received as of December 31, 2013 is $50,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $55,758 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $6,500 discount as a result of the principal owed ($56,500) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $56,500.  Amortization of the discount was $13,932 for the three month period ended March 31, 2014.  As of December 31, 2013, the outstanding balance due on this Note is $56,500.  As of March 31, 2014, the principal balance due on this note was $59,325, which includes $2,825 in accrued interest.  Subsequent to March 31, 2014, this Note was converted to 4,154,411 shares of common stock, and the Note has paid in full and retired.

On January 31, 2014, the Company issued two $50,000 Convertible Redeemable Notes ("the Note", or collectively “the Notes”) to GEL Properties, LLC ("GEL", or “the Lender”).  Each Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each Note is $55,000. Each Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of March 31, 2014, only one of these notes has been funded, such that the initial tranche received from this transaction was $50,000, less $2,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $52,129 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $8,426 for the three month period ended March 31, 2014. As of March 31, 2014, the principal balance due on this note was $55,445, which includes $445 in accrued interest.

On February 3, 2014, the Company issued two $30,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $33,000. Each LG Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of March 31, 2014, only one of these notes has been funded, such that the initial tranche received from this transaction was $30,000, less $1,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,280 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $6,388 for the three month period ended March 31, 2014. As of March 31, 2014, the principal balance due on this note was $33,253, which includes $253 in accrued interest.

On March 13, 2014, the Company issued a $35,000 Convertible Redeemable Note (the “Note”) to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,750 in transaction fees.  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $31,453 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $21,889 for the three month period ended March 31, 2014. As of March 31, 2014, the principal balance due on this note was $38,590, which includes $90 in accrued interest.

On March 13, 2014, the Company issued a $30,000 Convertible Redeemable Note (the “Note”) to Union Capital LLC ("Union", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees.  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $29,074 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $1,494 for the three month period ended March 31, 2014.  As of March 31, 2014, the principal balance due on this note was $33,077, which includes $77 in accrued interest.

On March 27, 2014, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Beaufort Capital Partners LLC ("Beaufort", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $52,808 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $54,421 including amortization of $579 as of March 31, 2014.  As of March 31, 2014, the principal balance due on this note was $55,030, which includes $30 in accrued interest.

The following table summarizes all of the Convertible Notes outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Mortgage payable – Ruby Mine	$1,760,130	$1,832,638
Secured note payable with annual interest rate of 8%	37,300	41,687
Discount on note payable	-	-
Net note payable	1,797,430	1,874,325
Convertible notes:
Secured convertible notes payable with annual interest rate of 10%	280,000	155,000
Unsecured convertible notes payable with annual interest rate of 9.9%	275,000	275,000
Unsecured convertible notes payable with annual interest rate of 8%	-	-
Unsecured convertible notes payable with annual interest rate of 7%	510,354	496,097
Unsecured convertible notes payable with annual interest rate of 5%	396,800	175,050
Discount on debt from derivative valuation	(476,039)	(264,389)
Total convertible notes	986,115	836,858
Total Debt	$2,783,545	$2,711,183

NOTE 8             DEFERRED FINANCING COSTS

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of March 31, 2014 was $50,630. Amortization was $13,536 and $11,345 for the three month periods ended March 31, 2014 and 2013, respectively.

These costs include commissions paid to Carter Terry & Company, a registered broker-dealer, consisting of $25,600 in cash. These amounts were capitalized to Deferred Financing Costs and amortized over the term of the note. Amortization is provided on a straight-line basis over the terms of the respective debt instruments to which the costs relate and is included in interest expense.  The difference between the straight line and effective interest methods is immaterial due to the short term nature of the convertible notes.

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

During the year ended December 31, 2013, the Company issued additional convertible notes totaling $692,797, which were considered tainted upon issuance. The related derivative liability and debt discount recorded was valued at inception and equal to $585,210. In addition, the Company retired $253,336 in debt and accrued interest through cash payments and stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $386,536. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at December 31, 2013, with all changes flowing through the gain/loss on derivative for a total gain on derivative of $151,533 for the year ended December 31, 2013. The derivative liability related to convertible debt was valued at $548,447, and the derivative liability related to warrants was $148,201 as of December 31, 2013. This includes 4 million new warrants granted in FY 2013 that were valued and included in the derivative.

During the three months ended March 31, 2014, the Company issued additional convertible notes totaling $409,700, which were considered tainted upon issuance. The related derivative liability was valued at inception and equal to $467,934 from a $111,026 loss and a $356,908 discount. In addition, the Company retired $50,208 in stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $36,033. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at March 31, 2014, with all changes flowing through the gain/loss on derivative for a total gain on derivative of $350,393 for the three months ended March 31, 2014. The derivative liability related to convertible debt was valued at $675,828, and the derivative liability related to warrants was $102,328 as of March 31, 2014.

The following shows the changes in the derivative liability measured on a recurring basis for the three months ended March 31, 2014, and for the year ended December 31, 2013.

Derivative Liability at December 31, 2013	$696,648
Gain on Derivative Liability	(350,393)
Settlement to APIC from Conversion	(36,033)
Additions to Liability for Convertible Debt recorded as debt discount	356,908
Additions to Liability for Convertible Debt expensed due to value of derivative exceeding debt	111,026
Derivative Liability at March 31, 2014	$778,156

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2014 and December 31, 2013:

Derivative Liabilities:	March 31, 2014	December 31, 2013
Embedded derivative liability in convertible debt	$309,053	$156,761
Derivative liability due to tainted equity – convertible debt	469,103	391,686
Derivative liability due to tainted equity – warrants	102,328	148,201
Total Derivative Liability	$778,156	$696,648

NOTE 10           COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of March 31, 2014 and December 31, 2013 was $682,402 and $667,758, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

The following shows the changes in the redeemable common stock from October 24, 2011 through March 31, 2014.

Cash received for 880,982 shares issued after October 24, 2011	$89,000
Mark redeemable common stock down to the redeemable amount	(974)
Interest on redeemable common stock	247
Redeemable common stock value at December 31, 2011	$88,273
Cash and note relief received for 3,636,619 shares issued	227,000
Mark redeemable common stock up to the redeemable amount	29,516
Interest on redeemable common stock	22,701
Redeemable common stock value at December 31, 2012	$367,490
Cash received for 5,699,885 shares issued	197,000
Mark redeemable common stock up to the redeemable amount	52,346
Interest on redeemable common stock	50,922
Redeemable common stock value at December 31, 2013	$667,758
Interest on redeemable common stock	14,644
Redeemable common stock value at March 31, 2014	$682,402

As of March 31, 2014 and December 31, 2013, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer (see Note 14 - Related Party Transactions).  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

NOTE 12           DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  On December 9, 2013, the Company issued five million (5,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance, which was equal to the deferred compensation relieved.  As of March 31, 2014 and December 31, 2013, the outstanding balance of the NQDC plan is $832,474 and $820,474, respectively.

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

NOTE 13           ASSET RETIREMENT OBLIGATIONS

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of March 31, 2014 and December 31, 2013.

Cost estimate for reclamation work at today's cost	$172,914
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.2%

Asset Retirement Obligation
Asset retirement obligation at 12/31/13	$6,158
Adjustment	(1,708)
Accretion Expense	152
Asset retirement obligation at 3/31/14	$4,602

NOTE 14           RELATED PARTY TRANSACTIONS

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

NOTE 15           ADVANCE GOLD SALES

On June 4, 2013, the Company executed a Memorandum of Understanding (the “Agreement”) with a private US investor (the “Investor”) for an advance sale of up to 120 ounces of specimen gold from the Ruby Mine in Sierra County, California.  The price paid in advance by the Investor shall be at a ten percent (10%) discount to the then-current spot price of gold (the “Purchase Price”) on the day the gold is produced and made available for shipment (the “Delivery Date”). The Investor will acquire the right to purchase the gold at their discretion. Upon signing the Agreement, the Company received an initial cash advance of $150,000 (the “Advance”), which is based on a 10% discount to the current spot price of gold, for delivery of the first 120 ounces of specimen gold produced from the Ruby Mine on or before February 1, 2014 (the “Due Date”).  The Advance paid will be applied to the amount due to the Company on the Delivery Date, as determined by the then-current spot price of gold on the Delivery Date.  In the event that 120 ounces of specimen gold is not available for delivery by the Due Date, the Investor will be entitled to be repaid the Advance in cash plus 10% interest equal to $165,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date. A $165,000 cash payment was made on the due date, February 1, 2014, and the Advance has been repaid.  The payment offset $15,000 of the derivative liability, and the remaining derivative liability of $1,667 was settled to additional paid-in capital with payment. As per the Agreement, the investor retains the right to purchase 120 ounces of gold at a future date at a 10% discount to the then-current spot price of gold.

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

The related obligations have been recorded for the full $200,000 received and an additional $22,223 recorded as a derivative liability represents the additional amount owed related to the 10% discount on the gold price. This discount of $22,223 is being amortized straight line over the term of the agreement resulting in amortization of $4,244 for the three months ended March 31, 2014.

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

During the first half of 2013 the Company amended the Securities Purchase Agreement with Tangiers Investors LP ("Tangiers") dated October 7, 2009 to (a) increase the commitment amount from $5 million to $10 million, (b) increase the term from 3 years to 5 years, (c) increase the maximum draw from $100,000 to $250,000, (d) provides for up to 300% of the base amount of each draw as determined by the average daily trading volume in dollar amount during the 10 trading days (the “Base Amount”) preceding the Advance Note date, and (e) the price on the Base Amount remains 90% of the lowest volume weighted average price of the Company's common  stock during the 5 day pricing period following each Advance Notice (the “Market Price”), any Advance Notice that exceeds the Base Amount by up to 200% will be further discounted by 7.5% (or 82.5% of the Market Price), and any Advance Notice in excess of 200% and up to 300% of the Base Amount will be further discounted by an additional 7.5% (or 75% of the Market Price).

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

During the three month period ended March 31, 2014, the Company issued 11,801,616 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of cash received of $301,500.

During the three month period ended March 31, 2014 and pursuant to three partial conversion notices received, the Company issued an aggregate of 2,515,280 shares of common stock of the Company to satisfy $50,208 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").

During the three month period ended March 31, 2014, $12,800 in stock payable (458,499 shares) is due to Carter Terry & Company, a registered broker-dealer, as additional commissions payable but not yet issued.

During the three month period ended March 31, 2014, the Company issued 100,000 shares of restricted common stock to William S. Watters, the new COO of our wholly-owned subsidiary, Ruby Gold, Inc., as a signing bonus. The shares were valued at $2,700 based on the closing market price on the date of grant.

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

Warrants before modification:

Stock Price on Measurement Date	$0.044
Exercise Price of Warrants	$0.02 – 0.09
Term of Warrants (years)	2.12 – 3.3
Computed Volatility	144%
Annual Dividends	0.00%
Discount Rate	0.58%

Warrants after modification:

Stock Price on Measurement Date	$0.044
Exercise Price of Warrants	$0.02 – 0.09
Term of Warrants (years)	5.12
Computed Volatility	144%
Annual Dividends	0.00%
Discount Rate	0.58%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2009 through March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2009	-	-	-
Granted	13,000,000	0.024	2.62
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2010	13,000,000	0.024	2.62
Granted	2,250,000	0.10	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2011	15,250,000	0.037	3.75	(1)
Granted	4,800,000	0.10	5.00
Exercised	(500,000)	0.05	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2012	19,550,000	0.045	2.75	(1)
Granted	4,000,000	0.04	5.00
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2013	23,550,000	0.045	4.75	(2)
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2014	23,550,000	0.045	4.75	(2)

(1) Pursuant to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended to December 30, 2018.

(2) Primary reason for change related to a November 19, 2013 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended to December 30, 2018.

NOTE 18           SUBSEQUENT EVENTS

Subsequent to March 31, 2014 and pursuant to a partial conversion notice received, the Company issued an aggregate of 3,000,000 shares of common stock of the Company to satisfy $76,800 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors, LP, ("Tangiers").

Subsequent to March 31, 2014 and pursuant to two partial conversion notices received, the Company issued an aggregate of 5,355,211 shares of common stock of the Company to satisfy $77,222.14 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex").

Subsequent to March 31, 2014 and pursuant to a conversion notice received, the Company issued 4,154,411 shares of common stock of the Company to satisfy $58,785 of the principal and interest due on a Promissory Note dated October 7, 2013 with LG Capital Funding LLC ("LG").  This Note has now been paid in full, and the debt has been extinguished.

Subsequent to March 31, 2014, the Company issued 368,217 restricted shares of common stock of the Company to Carter Terry & Company, a registered broker-dealer, for accrued commissions in connection with the Typenex Note.

Subsequent to March 31, 2014, the Company issued a $44,000 Convertible Promissory Note (the “Note”) to Caesar Capital Group, LLC ("Caesar", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note is prepaid in cash, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the lowest VWAP (volume weighted average price) of the shares of Common Stock during the five (5) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $4,000 in cash.

Subsequent to March 31, 2014, the Company issued a $55,000 Convertible Promissory Note (the “Note”) to WHC Capital, LLC ("WHC", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash.

Subsequent to March 31, 2014, the Company and Tangiers Investors, LP ("Tangiers") executed amendments (the “Amendments”) pertaining to a $100,000 Convertible Note dated June 19, 2012, and a $750,000 Convertible Note dated October 2, 2012 (the “Notes”).  Said Amendments revise and amend the conversion price of the Notes to a fixed price of $0.02, and, where applicable, deletes any provision providing for the issuance of any warrants. All other terms of the Notes as originally agreed remain in effect.

Subsequent to March 31, 2014, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $50,000. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash.

Subsequent to March 31, 2014, the Company issued two $34,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $37,400. Each LG Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $34,000, less $2,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,270 in cash.

NOTE 19           RESTATEMENT OF THE THREE MONTHS ENDED MARCH 31, 2013

The Company has restated its consolidated financial statements from amounts previously reported for the three month period ended March 31, 2013.

These restatements reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through March 31, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2013 (Unaudited)

	Mar 31, 2013 (as reported)	Adjustments	As Restated
ASSETS
Current Assets
Cash	$69,994	-	$69,994
Total Current Assets	69,994	-	69,994

Other Assets
Available For Sale Securities	22,500	-	22,500
Prepaid Expenses	55,000	-	55,000
Certificates of Deposit	172,619	-	172,619
Deferred Financing Costs, net	8,126	-	8,126
Mining Claims – Unproved	1,797,488	-	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	611,152	-	611,152
Reclamation Bond – Fraser River	2,000	-	2,000
Total Other Assets	2,668,885	-	2,668,885
TOTAL ASSETS	$2,738,879	-	$2,738,879

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$58,256	-	$58,256
Accrued Expenses - Related Party	933,474	-	933,474
Accrued Expenses – Ruby Mine	5,906	-	5,906
Accrued Interest	49,776	-	49,776
Convertible notes payable (net of discounts of $62,242)	238,472	-	238,472
Deferred Gain	-	-	-
Derivative Liability	671,791	-	671,791
Note Payable – Ruby Mine Mortgage	1,128,112	-	1,128,112
Total Current Liabilities	3,085,787	-	3,085,787

Long-Term Liabilities
Convertible notes payable (net of discounts of $45,457)	415,640	-	415,640
Note Payable – Ruby Mine Mortgage	789,938	-	789,938
Asset Retirement Obligation	5,660	-	5,660
Total Long-Term Liabilities	1,211,238	-	1,211,238
Total Liabilities	$4,297,025	-	$4,297,025

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 6,729,181 shares outstanding at March 31, 2013	$-	459,663	$459,663
Total Commitment & Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at March 31, 2013	-	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2013	4,000	-	4,000

Common stock, $0.001 par value, 250,000,000 shares authorized, 100,985,130 shares issued and outstanding at March 31, 2013	107,714	(6,729)	100,985
Additional Paid-In Capital	12,398,959	(452,934)	11,946,025
Accumulated Other Comprehensive Income/(Loss)	(2,550)	-	(2,550)
Deficit Accumulated During Exploration Stage	(14,066,269)	-	(14,066,269)
Total Stockholders’ Equity (Deficit)	(1,558,146)	-	(2,017,809)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,738,879	-	$2,738,879

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2013  (Unaudited)

	3 months ended March 31, 2013 (as reported)	Adjustments	As Restated
Revenues
Revenue	$-	-	$-
Cost of Revenue	-	-	-
Gross Loss	-	-	-

Operating Expenses
General & Administrative Costs	81,008	-	81,008
Mining Property Cost	46,901		46,901
Accretion Expense	76	-	76
Depreciation Expense	24,060	-	24,060
Professional Services	29,902	-	29,902
Total Operating Expenses	181,947	-	181,947
Net Operating Loss	(181,947)	-	(181,947)
Other Income (Expenses)
Gain on Mineral Claim Sales	113,499	-	113,499
Interest Income	125	-	125
Interest Expense	(305,666)	-	(305,666)
Other Income	1,094	-	1,094
Gain (Loss) on Derivative Liability	(217,526)	-	(217,526)
Net Other Income (Expenses)	(408,474)	-	(408,474)
Net Loss	(590,421)	-	(590,421)
Accretion of Discount on Redeemable Common Stock	-	(14,212)	(14,212)
Interest on Redeemable Common Stock	-	(8,961)	(8,961)
Net Loss Attributable to Common Shareholders	(590,421)	(23,173)	(613,594)
Unrealized Gain on Available for Sale Securities	9,950	-	9,950
Total Comprehensive Loss	(580,471)	(23,173)	(603,644)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	104,488,352		104,488,352
Basic Net Loss per Share	$(0.01)		$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	104,488,352		104,488,352
Diluted Net Loss per Share	$(0.01)		$(0.01)

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended December 31, 2013.

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

On July 1, 2011 we acquired Ruby Gold, Inc. and the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations in the United States. Work commenced at the Ruby Mine during Q4 2011 to rehabilitate the Ruby Tunnel and renovate the infrastructure.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  While test mining (bulk sampling) and drilling of selected mining targets has begun, there is no guarantee that mining activities will continue, or that our mining activities will be successful. As of March 31, 2014, exploration expenditures including construction and renovation costs directly related to the Ruby tunnel rehab and excluding acquisition, depreciation, and regulatory expenses totaled $1,805,171.

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

As of March 31, 2014 and March 31, 2013, gains from joint-venture agreements totaled $0 and $0, respectively.  As of March 31, 2014 and March 31, 2013, cash gains from claim sales totaled $0 and $113,499, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

As of December 31, 2011, the Company had a Memorandum of Understanding (“MOU”) with Devlin's Bench Mining Ltd and P. Wright Contracting Ltd (“PWC”) to engage in a joint-venture on the Company’s Fraser River Platinum project.  Subsequent to December 31, 2011, the MOU was amended to include a second joint-venture on the Company’s Monte Cristo property.  As of the date of this report, a definitive agreement has not yet been executed. Under the terms of the MOU, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  A mining permit for the Fraser River Project was issued on June 25, 2012, but a definitive agreement with PWC was never consummated.  As of the date of this report, the Company continues to own and control 100% of the project. During 2013, the Company executed a definitive joint-venture agreement for mining operations on Fraser River Project with Solid Holdings Ltd. (“Solid”), a private company domiciled in British Columbia and based in Houston, BC. The terms of the agreement call for Solid to provide all equipment, personnel, and related expenditures required to initiate and sustain mining operations at the Fraser River Project JV.  The Company will be responsible for maintaining the property in good standing and securing the permits required for mining operations to proceed.  The Company will retain 100% ownership of the property, and will be paid a 20% net smelter royalty (“NSR”) on all metals recovered from operations, with Solid retaining 100% of the net profits following payment of the aforementioned NSR.  Solid will be deemed the project operator, and will be responsible for the day-to-day operations.

On December 2, 2013, the Board of Directors authorized the spinoff of our wholly-owned subsidiary, Ruby Gold, Inc. (“RGI”) as a separate and independent public company.  Once the spinoff is complete, the Company intends to issue a special stock dividend based on a ratio yet to be determined. Shareholders who are eligible to receive such stock dividend will be holders of common stock of North Bay as of the record date, which has yet to be set by the Board of Directors of the Company. On January 14, 2014, RGI filed a registration statement on Form 10 with the SEC to initiate said spinoff.  As of the date of this report, RGI’s registration statement on Form 10 is not yet effective, RGI has withdrawn the Form 10, and RGI has filed a registration statement on Form S-1 in its place.  After the RGI registration statement on Form S-1 is deemed effective, the Board of Directors of the Company intends to then determine the date and ratio for the distribution of shares from the spin-off and a news release announcing the record date will be issued at that time. Other than the authorization for said spinoff by our Board of Directors and the Board of RGI, there are no agreements, formal or otherwise, in place between the respective companies, any affiliate of either company, or any other parties governing the spinoff, and no shareholder approvals are required. As the completion of the spinoff is contingent on a registration statement by RGI becoming effective, there has been no further determination as to when the spinoff and stock dividend distribution might be completed, and there is no guarantee that it will be completed.

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

As of March 31, 2014, we own the mineral rights to 186 mining claims in British Columbia encompassing an aggregate of 40,175 acres (16,265 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of March 31, 2014.

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

We expect to generate long-term revenue from our acquisition of the Ruby Mine and our joint-venture with RGI, through the acquisition of additional mines, and by the development of our properties, either independently or through joint-venture partners, into operating mines.  There is no assurance that these efforts will be successful, or that the projects will be economically viable.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $15,947,496 as of March 31, 2014. In addition, we have a working capital deficit of $3,146,936 as of March 31, 2014. We had a net loss of $412,343 for the three months ended March 31, 2014, and we had net losses of $2,059,305 and $2,119,706 for the years ended December 31, 2013 and 2012, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the three  month period ended March 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of March 31, 2014, were: Volatility of 158% - 165%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2013	New Issuances	Settlements	Changes in Fair Values	Balance at March 31, 2014
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$156,761	$238,595	$(36,033)	$(50,270)	$309,053
Conversion features – tainted equity	391,686	229,339	-	(254,250)	366,775
Warrants – tainted equity	148,201	-	-	(45,873)	102,328
	$696,648	$467,934	$(36,033)	$(350,393	$778,156

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223	$-	$22,223
Totals	$-	$22,223	$-	$22,223

The following table presents assets that were measured and recognized at fair value as of March 31, 2014:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$-
Totals	$22,500	$-	$-	$-

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$5,556	$-	$-
Totals	$-	$5,556	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$177,750	$-	$-
Certificates of Deposit	172,965
Total assets	350,715	-	-
Liabilities
Advance Gold Sales	-	49,955	-
Convertible notes	-	986,115	-
Note payable, Ruby	-	1,760,130	-
Notes payable, equipment	-	37,300	-
Total liabilities	-	2,833,500	-
	$350,715	$(2,833,500)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	-
	$306,753	$(2,906,894)	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2014 or the year ended December 31, 2013.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis for the three months ended March 31, 2014 or the year ended December 31, 2013.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of March 31, 2014, no options or warrants have been issued for compensation and none are outstanding.  As of March 31, 2014, 20.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of March 31, 2014 and December 31, 2013, there were 57,744,955 and 56,852,098 common stock equivalents outstanding, respectively.

Results of Operations for the Three months Ended March 31, 2014 Compared to Results of Operations for the Three months Ended March 31, 2013

Gains from Other Income.  For the three months ended March 31, 2014 and March 31, 2013, the Company’s  other income related to mineral claim sales and other income from joint-ventures in British Columbia was $0 and $113,499, respectively. The Company has spent $6,480 and $10,950 in mineral property maintenance costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees. The decrease is due to exploration expenditures that extended the good-until date of some of our principal properties for several years into the future that consequently reduced our total annual claim fees.

Operating Expenses.   For the three months ended March 31, 2014, the Company had operating expenses of $465,229, which included general and administrative expenses of $94,882 and mining property costs of $284,745.  Operating expenses for the three months ended March 31, 2013 were $181,947, which included general and administrative expenses of $81,008 and mining property costs of $46,901.  Our increase in operating expenses was mainly from rehabilitation and construction costs at the Ruby Mine, and exploration expenditures incurred in British Columbia.

Net Loss.  For the three months ended March 31, 2014, we had a net loss of $412,343.  Our net loss for the three months ended March 31, 2013 was $590,421.  The decrease in our net loss was attributed primarily to a gain on derivative liability.

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

In FY 2014, our mortgage on the Ruby Mine property requires us to make payments in aggregate of $60,000 per month, consisting of $20,000 on the 1st of each month, and an additional $40,000 by the 20th day of each month. As of March 31, 2014, the balance due on the mortgage is $1,760,130. The Company believes it can rely on revenue from claims sales and joint ventures, and from loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mortgage on the Ruby Mine.

As of March 31, 2014, total current assets were $177,750, which consisted entirely of cash.  As of December 31, 2013, total current assets were $133,873, which consisted entirely of cash.

As of March 31, 2014 and December 31, 2013, our total current liabilities were $3,324,686 and $3,383,679, respectively. The net decrease in current liabilities is primarily due to a decrease in the net current portion of the Ruby Mine mortgage.

We had a working capital deficit of $3,146,936 as of March 31, 2014, and a working capital deficit of $ 3,249,806 as of December 31, 2013.

During the three months ended March 31, 2014, operating activities used cash of $388,328 as compared to the three months ended March 31, 2013, where we used cash of $131,003 in operating activities. The increase in cash used by operating activities for the three months ended March 31, 2014 was due primarily to a change in derivative liability,

We had a net increase in cash of $43,877 for the three months ended March 31, 2014. Cash flows financing activities represented the Company’s principal source of cash for the three months ended March 31, 2014. Cash flows from financing activities during the three months ended March 31, 2014 were $431,205, consisting primarily of proceeds from the issuance of stock and convertible debt. During the fiscal year ended December 31, 2013, we received $1,235,875 from financing activities, consisting primarily of proceeds from the issuance of stock and convertible debt.

On January 31, 2014, the Company issued two $50,000 Convertible Redeemable Notes ("the Note", or collectively “the Notes”) to GEL Properties, LLC ("GEL", or “the Lender”).  Each Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each Note is $55,000. Each Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $50,000, less $2,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash.

On February 3, 2014, the Company issued two $30,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $33,000. Each LG Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $30,000, less $1,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash.

On March 13, 2014, the Company issued a $35,000 Convertible Redeemable Note (the “Note”) to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,750 in transaction fees.  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,800 in cash.

On March 13, 2014, the Company issued a $30,000 Convertible Redeemable Note (the “Note”) to Union Capital LLC ("Union", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees.  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash.

On March 27, 2014, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Beaufort Capital Partners LLC ("Beaufort", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note is prepaid in cash, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash.

Recent Material Developments

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of March 31, 2014 and December 31, 2013 was $682,402 and $667,758, respectively. These amounts include interest at 10% per annum from the date of the respective purchases. Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

Restatements

These restatements reclassify as temporary equity certain issuances of unregistered common stock issued during the time period from October 24, 2011 through April 25, 2013 and which may be deemed to be redeemable. These shares have been moved to the mezzanine portion of our balance sheet at their redemption values.

Recent Developments During Q1 2014

On January 15, 2014, the Company announced that the Board of Directors has approved a plan to spinoff the Company's wholly-owned subsidiary, Ruby Gold, Inc. ("RGI") as a separate independent company.

On February 18, 2014, Ruby Gold, Inc., our wholly-owned subsidiary announced that it has appointed Mr. William S. Watters, P.E., as the RGI's Chief Operating Officer and Ruby Mine Manager, effective March 3, 2014.

On March 7, 2014, the Company announced that the new Ruby Mine Manager has ordered that test mining in the White Channel be suspended, drilling of new targets elsewhere in the Ruby Tunnel will proceed forward, and the work to complete the Big Bend Raise into the Black Channel will be accelerated to complete this task as soon as possible.

On March 12, 2014, the Company announced that the registration statement on Form 10 filed by RGI in January has been withdrawn and would soon be replaced with a registration statement on Form S-1.  The Company also announced our intention to distribute 120 million shares of RGI to North Bay shareholders as a special stock dividend.  This amounts to 40% of the issued and outstanding shares of RGI common stock currently held by North Bay.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income

In July 2013, the FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”). This pronouncement provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The provisions of ASU No. 2013-11 did not have a material impact on to the Company’s condensed consolidated financial statements.

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

As of March 31, 2014, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three month period ended March 31, 2014 and pursuant to three partial conversion notices received, the Company issued an aggregate of 2,515,280 shares of common stock of the Company to satisfy $50,208 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").

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

NORTH BAY RESOURCES INC.

Date: May 14, 2014	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)

10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
10.90	Memorandum of Understanding for Advance Sale of Specimen Gold dated June 4, 2013(33)
10.91	Fraser River Project JV Agreement dated June 24, 2013(34)
10.92	Amendment No. 3 to the Securities Purchase Agreement with Tangiers Investors, LP dated July 24. 2013(35)
10.93	Memorandum of Understanding for Advance Sale of Specimen Gold dated August 2, 2013(36)
10.94	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.95	Securities Purchase Agreement with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.96	Nine Month Convertible Promissory Note with LG Capital Funding LLC dated October 7, 2013(38)
10.97	Securities Purchase Agreement with LG Capital Funding LLC dated October 7, 2013(38)
10.98	Amendment to the Modification and Extension Agreement with Ruby Development Company dated November 19, 2013(39)

10.99	Ruby Gold JV Agreement with Ruby Gold, Inc., dated January 9, 2014(40)
10.100	Twelve Month Convertible Redeemable Note with GEL Properties, LLC dated January 31, 2014(41)
10.101	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated February 3, 2014(41)
10.102	Twelve Month Convertible Redeemable Note with Union Capital LLC dated March 13, 2014(42)
10.103	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated March 13, 2014(42)
10.104	Six Month Convertible Promissory Note with Beaufort Capital Partners, LLC dated March 27, 2014(43)
10.105	Twelve Month Convertible Promissory Note with Caesar Capital Group, LLC dated April 10, 2014(44)
10.106	Amendment to June 19, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.107	Amendment to October 2, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.108	Twelve Month Convertible Promissory Note with WHC Capital, LLC dated April 21, 2014(45)
10.109	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated May 8, 2014(46)
10.110	Twelve Month Convertible Redeemable Note with LG Capital Funding, LLC dated May 9, 2014(46)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

(40)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on January 10, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(41)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 6, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(42)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on March 14, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(43)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 2, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(44)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 14, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(45)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on April 23, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(46)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on May 14, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.