Form 10-Q
period 2014-09-30
NORTH BAY RESOURCES INC
filed 2014-11-12
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 608,090,023 shares of Common Stock as of November 10, 2014.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	Sept 30, 2014	Dec 31, 2013

ASSETS
Current Assets
Cash	$163,350	$133,873
Accounts Receivable	30,000	-
Deferred Financing Costs, net	62,653	22,966
Available For Sale Securities	78,913	22,500
Total Current Assets	334,916	179,339

Other Assets
Certificates of Deposit	173,122	172,880
Prepaid Expenses	57,373	57,373
Mining Claims – Unproved	1,795,780	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	524,356	608,038
Reclamation Bond – Fraser River	5,000	5,000
Total Other Assets	2,555,631	2,640,779
TOTAL ASSETS	$2,890,547	$2,820,118

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$37,918	$41,611
Accrued Expenses - Related Party	922,474	820,474
Accrued Interest	170,194	101,366
Convertible notes payable (net of discounts of $661,359 and $264,389, respectively)	1,178,993	836,858
Advance Gold Sales (net of discounts of $0 and $4,289, respectively)	-	195,711
Derivative Liabilities – Convertible Debt	964,137	696,648
Derivative Liabilities – Advances on Gold	-	22,223
Note Payable – Ruby Mine Mortgage	473,259	627,101
Note Payable - Equipment	9,509	41,687
Total Current Liabilities	3,756,484	3,383,679

Long-Term Liabilities
Note Payable – Ruby Mine Mortgage, net of current portion	1,218,471	1,205,537
Note Payable – Equipment, net of current portion	19,017	-
Asset Retirement Obligation	4,833	6,158
Total Long-Term Liabilities	1,242,321	1,211,695
Total Liabilities	$4,998,805	$4,595,374

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 0 and 10,217,468 shares outstanding at September 30, 2014 and December 31, 2013, respectively	-	667,758
Total Commitment & Contingencies	$-	$667,758

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4,000	4,000

Common stock, $0.001 par value, 500,000,000 shares authorized, 281,617,618 and 127,897,079 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	281,617	127,898
Additional Paid-In Capital	15,104,688	12,962,791
Accumulated Other Comprehensive Income	(46,137)	(2,550)
Stock Payable	19,440	-
Deficit Accumulated During Exploration Stage	(17,471,866)	(15,535,153)
Total Stockholders’ Equity (Deficit)	(2,108,258)	(2,443,014)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,890,547	$2,820,118

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING
SEPTEMBER 30, 2014 AND 2013

	3 months ended September 30, 2014	3 months ended September 30, 2013	9 months ended September 30, 2014	9 months ended September 30, 2013

Revenues
Gold Sales	$6,602	$-	$6,602	$-
Gross Profit	6,602	-	6,602	-

Operating Expenses
Commissions & Consulting Fees	-	-	-	4,800
General & Administrative Costs	86,188	161,057	257,612	322,785
Mining Property Costs	484,642	272,617	1,170,747	499,157
Depreciation Expense	28,786	25,520	82,682	73,640
Impairment Expense	-	-	-	-
Accretion Expense	117	87	383	250
Professional Services	26,710	19,336	127,189	85,606
Total Operating Expenses	626,443	478,617	1,638,613	986,238
Net Operating Loss	(626,443)	(478,617)	(1,638,613)	(986,238)
Other Income (Expenses)
Gain on Mineral Claim Sales	2,000	166,675	2,000	280,174
Other Income from Mineral Claims	200,000	-	200,000	-
Interest Income	1,370	147	6,242	391
Interest Expense	(392,567)	(121,620)	(1,017,569)	(527,520)
Gain/Loss on Derivative Liability	(29,050)	432,026	523,528	(144,614)
Loss on Conversion of Debt	-	-	-	-
Loss on Equity Modification	-	-	-	-
Bad Debt Expense	-	-	-	-
Loss on Settlement	(38,630)	-	(71,103)	-
Other Expense	-	-	-	-
Other Income	-	-	52,203	1,094
Realized Gain (Loss) on Investment	-	-	-	-
Net Other Income (Expenses)	(256,877)	477,228	(304,699)	(390,475)
Loss From Continuing Operations	(883,320)	(1,389)	(1,943,312)	(1,376,713)
Loss From Discontinued Operations	-	-	-	-
Net Loss	(876,718)	(1,389)	(1,936,710)	(1,376,713)
Accretion of Discount on Redeemable Common Stock	-	(37,645)	-	(52,346)
Excess Cash Received Compared to Redeemable Amount of Stock	-	-	-	-
Interest on Redeemable Common Stock	-	(14,655)	(29,288)	(35,953)
Net Loss Attributable to Common Shareholders	(876,718)	(53,689)	(1,965,998)	(1,465,012)
Unrealized (Loss)/Gain on Available For Sale Securities	(43,587)	27,500	(43,587)	29,950
Total Comprehensive Loss	(920,305)	(26,189)	(2,009,585)	(1,435,062)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	225,880,262	114,243,164	182,103,134	110,463,873
Basic Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	225,880,262	114,243,164	182,103,134	110,463,873
Diluted Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JANUARY 1, 2013 THROUGH SEPTEMBER 30, 2014

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Balance at 12/31/2012 (restated)	4,000,000	-	100	$4,000	$-	$-	97,485,130	$97,485	$11,805,636	$-	$(13,475,848)	$(12,500)	$(1,581,227)
Common Stock issued for cash	-	-	-	-	-	-	13,564,152	13,564	445,736	-	-	-	459,300
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	11,229,545	11,230	272,691	-	-	-	283,921
Common Stock issued for services	-	-	-	-	-	-	191,724	192	9,071	-	-	-	9,263
Common Stock issued for directors compensation	-	-	-	-	-	-	277,778	278	9,722	-	-	-	10,000
Common Stock issued for deferred compensation	-	-	-	-	-	-	5,000,000	5,000	175,000	-	-	-	180,000
Common Stock issued for deferred financing costs	-	-	-	-	-	-	148,750	149	6,332	-	-	-	6,481
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	9,950	9,950
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	256,472	-	-	-	256,472
Loss on Equity Modification	-	-	-	-	-	-	-	-	85,399	-	-	-	85,399
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(52,346)	-	-	-	(52,346)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(50,922)	-	-	-	(50,922)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,059,305)	-	(2,059,305)
Balance at 12/31/2013	4,000,000	-	100	$4,000	$-	$-	127,897,079	$127,898	$12,962,791	$-	$(15,535,153)	$(2,550)	$(2,443,014)
Common Stock issued for cash	-	-	-	-	-	-	72,975,807	72,975	669,324	-	-	-	742,299
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	70,059,047	70,059	525,587	-	-	-	595,646
Common Stock issued for services	-	-	-	-	-	-	100,000	100	2,600	-	-	-	2,700
Common Stock issued for deferred financing costs	-	-	-	-	-	-	368,217	368	9,942	-	-	-	10,310
Mezzanine shares no longer deemed temporary	-	-	-	-	-	-	10,217,468	10,217	686,829	-	-	-	697,046
Stock payable for deferred financing costs	-	-	-	-	-	-	-	-	-	19,440	-	-	19,440
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	(43,587)	(43,587)
Settlement of Derivative Liability - Gold	-	-	-	-	-	-	-	-	2,223	-	-	-	2,223
Settlement of Derivative Liability – Convertible Debt	-	-	-	-	-	-	-	-	274,680	-	-	-	274,680
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(29,288)	-	-	-	(29,288)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(1,936,710)	-	(1,936,710)
Balance at 9/30/2014	4,000,000	-	100	$4,000	$-	$-	281,617,618	$281,617	$15,104,688	$19,440	$(17,471,866)	$(46,137)	$(2,108,258)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDINGSEPTEMBER 30, 2014 AND 2013

	9 Months Ended September 30, 2014	9 Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,936,710)	$(1,376,713)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims	-	(225,174)
Gain on sale of claims – non-cash	-	(55,000)
Common Stock issued for services	2,700	-
Loss on conversion of debt and deferred compensation	71,109	-
Amortization of discount on debt	758,077	216,436
Amortization of deferred financing cost	75,492	20,231
Amortization of gold advances discount	4,289	9,546
Change in derivative liability	(523,528)	144,614
Depreciation Expense	82,682	73,640
Accretion Expense	383	250
Extension Expense for Ruby mortgage	-	160,000
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	-
Other assets	(241)	(3,316)
Accrued expenses – related party	102,000	99,906
Accrued interest	95,619	-
Accrued expenses	(20,000)	33,810
Accounts Payable	(3,696)	(13,001)
Net Cash Used in Operating Activities	(1,321,824)	(914,771)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Fixed Asset Disposal	1,000	-
Investment received for claim sales	(100,000)	-
Cash received from sales of claims	-	215,339
Net Cash Provided by/Used in Investing Activities	(99,000)	215,339
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of redeemable common stock	-	197,000
Proceeds from sale of common stock	742,300	75,500
Advances - Gold	(200,000)	200,000
Cash paid for deferred financing costs	(85,430)	(16,650)
Debt Repayments	(154,069)	(178,110)
Borrowings on convertible debt	1,147,500	431,097
Net Cash Provided by Financing Activities	1,450,301	708,837
Net cash increase (decrease) for period	29,477	9,405
Cash at beginning of period	133,873	42,008
Cash at end of period	163,350	51,413
Supplementary Cash Flow Information:
Cash Paid for Interest	$25,000	$-
Non-Cash Investing & Financing Activities:
Revision to Asset Retirement Obligation	$1,708	$-
Common stock issued for conversion of convertible debt	$551,035	$161,413
Equipment acquired with note payable	$-	$56,071
Common stock owed for deferred financing costs	$19,440	$-
Common Stock issued for deferred financing costs	$10,310	$-
Debt discount due to derivative liability	$1,065,697	$188,713
Settlement of Derivative liability	$274,680	$150,568
Settlement of gold derivative	$2,223	$-
Discount on gold advance	$-	$22,223
Accretion of Discount on Redeemable Common Stock	$-	$52,346
Interest on Redeemable Common Stock	$29,288	$35,953
Mezzanine shares returned to CS/APIC	$697,046	$-
Unrealized gain/loss on AFS	$43,587	$29,950

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

NOTE 2             GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $17,470,217 as of September 30, 2014. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2014 and December 31, 2013. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine month period ended September 30, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of September 30, 2014, were: Volatility of 148% - 156%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2013	New Issuances	Settlements	Changes in Fair Values	Balance at September 30, 2014
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$156,761	$1,024,855	$(274,680)	$(217,151)	$689,785
Conversion features – tainted equity	391,686	229,339	-	(349,294)	271,731
Warrants – tainted equity	148,201	-	-	(145,580)	2,621
	$696,648	$1,254,194	$(274,680)	$(712,025)	$964,137

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223	$-	$22,223
Totals	$-	$22,223	$-	$22,223

The following table presents assets that were measured and recognized at fair value as of September 30, 2014:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$78,913	$-	$-	$46,137
Totals	$78,913	$-	$-	$46,137

Total
Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$163,350	$-	$-
Certificates of Deposit	173,122
Total assets	336,472	-	-
Liabilities
Advance Gold Sales	-	-	-
Convertible notes	-	1,178,993	-
Note payable, Ruby	-	1,691,730	-
Notes payable, equipment	-	28,526	-
Total liabilities	-	2,899,249	-
	$336,472	$(2,899,249)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	-
	$306,753	$(2,906,894)	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2014 or the year ended December 31, 2013.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of September 30, 2014 or the year ended December 31, 2013.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of September 30, 2014 and December 31, 2013, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of September 30, 2014 and 2013, there were 283,970,101 and 52,852,098 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30, 2014 and 2013, respectively:

	September 30, 2014	September 30, 2013
Net Loss attributable to common shareholders	$(1,936,710)	$(1,465,012)
Weighted-average common shares Outstanding (Basic)	182,103,134	110,463,873
Weighted-average common stock Equivalents	283,970,101	52,852,098
Deduction of stock Equivalents not included due to net loss	(283,970,101)	(52,852,098)
Weighted-average common shares Outstanding (Diluted)	182,103,134	110,463,873
Basic and Diluted Net Gain (Loss) per Share	$(0.01)	$(0.01)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset - periods of approximately 18 - 28 years for buildings, 3 - 10 years for machinery and equipment and 3 - 5 years for vehicles. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, an estimated fair value is used based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Recently Issued Accounting Standards

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

NOTE 4             AVAILABLE FOR SALE SECURITIES

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,050 based upon the closing price of CKR stock on the date the shares were issued. As of September 30, 2014 and December 31, 2013, the market value of these shares was $5,500 and $22,500, respectively.  We consider the unrealized net loss as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date.

On July 18, 2014, the Company executed a mineral property option agreement (the "Agreement") with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Company's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement. Subsequent to TSX approval on September 5, 2014, and pursuant to the agreement, the Company received $70,000 of the $100,000 cash consideration due on closing and received $20,000 of the balance due subsequent to September 30, 2014, which was accounted for as accounts receivable as of September 30, 2014. As of September 30, 2014 the Company also received 217,391 shares of Ximen stock. These shares were valued at $100,000 based upon the closing price of Ximen stock on the date the shares were issued. As of September 30, 2014 and December 31, 2013, the market value of these shares was $73,413 and $0, respectively.  We consider the unrealized net loss as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015, and currently accrues interest at 6% per annum.  As of September 30, 2014 and December 31, 2013, the outstanding balance due on the note is $1,691,730 and $1,832,638, respectively.

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

All costs related to the acquisition of the property have been capitalized when incurred. All other costs have been expensed when incurred.

NOTE 6             PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

 As of September 30, 2014 and December 31, 2013, components of property, plant, and equipment and mineral assets were as follows:

	September 30,	December 31,
	2014	2013

Buildings	$558,885	$558,885
Machinery and equipment	137,820	138,820
Vehicles	281,602	281,602
Total property, plant and equipment	978,307	979,307

Less: accumulated impairment (1)	(124,343)	(124,343)
Less: accumulated depreciation(2)	(329,608)	(246,926)

Property, plant and equipment, net	$524,356	$608,038

	September 30,	December 31,
	2014	2013

Mining claims	$1,792,660	$1,792,660
Asset retirement costs	3,120	4,828
Total mineral claim assets	1,795,780	1,797,488
Less: accumulated depletion(2)	-	-

Mining claims, net	$1,795,780	$1,797,488

(1) Following the acquisition of the Ruby Mine on July 1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(2) Depreciation expense totaled $82,682 and $73,640 for the nine months ended September 30, 2014 and 2013, respectively. Depletion expense totaled $0 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 7             DEBT

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015.  Monthly payments are $10,000 per month during Q1, 2012, $15,000 per month during Q2, 2012, and $20,000 per month from July 1, 2013 through December 2015. Pursuant to an amendment executed on March 28, 2013, the interest rate on the note was increased to 6% as of April 1, 2013, and $160,000 was added to the principal. Pursuant to an amendment executed on November 19, 2013, mortgage payments through December 2015 are set at $20,000 due on the 1st day of each month, and an additional $40,000 due by the 20th day of each month, for aggregate monthly payments of $60,000 per month. As of September 30, 2014, the outstanding balance due on the note is $1,691,730.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grant date no beneficial conversion feature resulted from this issuance. The Note accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the years ended December 31, 2013 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2013.  As of December 31, 2013, the outstanding balance due on the Note is $29,970, which includes $4,970 in accrued interest. Repayment of this note has been waived by the lender until November 15, 2014. As of September 30, 2014, the outstanding balance due on the Note is $31,822, which includes $6,822 in accrued interest.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital. The discount was fully amortized as of December 31, 2012.  As of December 31, 2013, the outstanding balance due on the Note is $118,932, which includes $18,932 in accrued interest. Repayment of this note has been waived by the lender until November 15, 2014. As of September 30, 2014, the outstanding balance due on the Note is $126,357, which includes $26,357 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of September 30, 2014. Repayment of this note has been waived by the lender until November 15, 2014. As of September 30, 2014, the outstanding balance due on the Note is $93,913, which includes $18,913 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of September 30, 2014. Repayment of this note has been waived by the lender until November 15, 2014. As of September 30, 2014, the outstanding balance due on the Note is $61,786, which includes $11,786 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of September 30, 2014.  Repayment of this note has been waived by the lender until November 15, 2014. As of September 30, 2014, the outstanding balance due on the Note is $30,789, which includes $5,789 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of 2 cents.  As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization expense during the nine months ended September 30, 2014 was $17,365. Repayment of this note has been waived by the lender until November 15, 2014. As of September 30, 2014, the outstanding balance due on the Note is $115,990, which includes $15,990 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $64,710 for the twelve months ended December 31, 2013.   During the twelve month period ended December 31, 2013 an additional $235,000 was drawn down from this facility, plus $27,550 in OID. The debt discounts resulting from the derivatives on each draw date was valued on the date of grants to be a cumulative value of $228,713 on the notes as of December 31, 2013. Amortization of the discount was $169,424 as of December 31, 2013. During the twelve month period ended December 31, 2013, stock conversions reduced the outstanding balance of principal and accrued interest due by $283,920, and the Company issued an aggregate of 11,229,544 common shares with the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. Amortization for the nine month period ended September 30, 2014 was $49,068. During the nine month period ended September 30, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $133,860, and the Company issued an aggregate of 15,709,495 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of September 30, 2014, the outstanding balance due on the Note is $97,508, which includes $5,085 in accrued interest.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock at a fixed price of $0.02 per share In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  As of September 30, 2014, the Company has drawn $421,098 from this facility.  As of December 31, 2013, the outstanding balance due on this Note is $419,674 which includes $23,577 in accrued interest. Amortization for the nine month period ended September 30, 2014 was $16,336. As of September 30, 2014, the outstanding balance due on the Note is $466,934, which includes $47,637 in accrued interest.

On September 26, 2013, the Company acquired a Case 580SM Backhoe for the purchase price of $56,071.  This purchase was financed as a 36 month note with CNH Capital America LLC at an interest rate of 8.49%.  A $10,000 initial payment was made on October 1, 2013, with 36 payments scheduled at $1,462 per month.  As of December 31, 2013, the principal balance due on this note was $41,687 plus $1,114 in accrued interest. As of September 30, 2014, the principal balance due on this note was $28,526 plus $3,073 in accrued interest.

On October 1, 2013, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $125,000. The debt discount due to the tainted equity valuation and “OID” was $125,000 and $30,000, respectively. The second tranche of $125,000 was received on January 31, 2014, and as of September 30, 2014 a debt discount of $280,000 was recorded. Amortization on the debt discount was $85,929 during the nine month period ended September 30, 2014.  During the nine month period ended September 30, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $222,989, and the Company issued an aggregate of 28,283,280 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of September 30, 2014, the principal balance due on this note was $104,025, which includes $8,262 in accrued interest.

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

On January 31, 2014, the Company issued two $50,000 Convertible Redeemable Notes ("the Note", or collectively “the Notes”) to GEL Properties, LLC ("GEL", or “the Lender”).  Each Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each Note is $55,000. Each Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of September 30, 2014, only one of these notes has been funded, such that the initial tranche received from this transaction was $50,000, less $2,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $52,129 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $54,159 for the nine month period ended September 30, 2014. During the three month period ended September 30, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $38,500, and the Company issued an aggregate of 10,817,127 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of September 30, 2014, the principal balance due on this note was $16,500, which includes $1,818 in accrued interest.

On February 3, 2014, the Company issued two $30,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $33,000. Each LG Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of September 30, 2014, both of these notes have been funded, such that the total amount received from this transaction was $60,000, less $3,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,280 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $27,727 for the nine month period ended September 30, 2014. As of September 30, 2014, the principal balance due on this note was $68,210, which includes $2,210 in accrued interest.

On March 13, 2014, the Company issued a $35,000 Convertible Redeemable Note (the “Note”) to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,750 in transaction fees.  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $31,453 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $27,103 for the nine month period ended September 30, 2014. As of September 30, 2014, the principal balance due on this note was $39,551, which includes $1,051 in accrued interest.

On March 13, 2014, the Company issued a $30,000 Convertible Redeemable Note (the “Note”) to Union Capital LLC ("Union", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees.  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $29,074 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $17,575 for the nine month period ended September 30, 2014.  During the three month period ended September 30, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $13,062, and the Company issued an aggregate of 4,999,496 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of September 30, 2014, the principal balance due on this note was $20,275, which includes $566 in accrued interest.

On March 27, 2014, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Beaufort Capital Partners LLC ("Beaufort", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $52,808 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $55,000 including amortization of $31,870 as of September 30, 2014.  During the nine month period ended September 30, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $6,500, and the Company issued an aggregate of 3,095,238 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of September 30, 2014, the principal balance due on this note was $48,523, which includes $23 in accrued interest.

On April 10, 2014, the Company issued a $44,000 Convertible Promissory Note (the “Note”) to Caesar Capital Group, LLC ("Caesar", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note is prepaid in cash, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the lowest VWAP (volume weighted average price) of the shares of Common Stock during the five (5) consecutive Trading Day period immediately preceding the date of such conversion.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $39,830 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $4,000 discount as a result of the principal owed ($44,000) exceeding the cash received ($40,000).  This resulted in a total discount to the Note principal of $43,830 including amortization of $20,711 as of September 30, 2014.  As of September 30, 2014, the principal balance due on this note was $45,562, which includes $1,668 in accrued interest.

On April 21, 2014, the Company issued a $55,000 Convertible Promissory Note (the “Note”) to WHC Capital, LLC ("WHC", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $48,112 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount to the Note principal of $53,112 including amortization of $23,788 as of September 30, 2014.  As of September 30, 2014, the principal balance due on this note was $57,028, which includes $2,028 in accrued interest.

On May 8, 2014, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $50,000. A second tranche of $50,000 was received on June 9, 2014, and a third tranche of $50,000 was received on August 8, 2014. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $60,147 on the first tranche, and $52,713 for the second tranche. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $16,500 discount as a result of the principal owed ($165,000) exceeding the cash received ($100,000).  This resulted in a total discount limited to the Note principal of $170,000 including amortization of $41,403 as of September 30, 2014.  As of September 30, 2014, the principal balance due on this note was $174,845, which includes $4,845 in accrued interest.

On May 9, 2014, the Company issued $34,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  The LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon issuance is $37,400. The LG Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $34,000, less $2,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,270 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,024 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $3,400 discount as a result of the principal owed ($37,400) exceeding the cash received ($34,000).  This resulted in a total discount limited to the Note principal of $35,424 including amortization of $13,975 as of September 30, 2014.  As of September 30, 2014, the principal balance due was $38,177, which includes $777 in accrued interest.

On July 14, 2014, the Company issued a $250,000 Convertible Promissory Note (the “Note”) to JSJ Investments Inc. ("JSJ", or “the Lender”).   The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 10% per annum. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Registrant is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $100,000. Unless the Note is prepaid in cash within 120 days of the effective date, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is at a 42% discount to the average of the three lowest volume weighted average prices (VWAP) on the previous twenty (20) trading days to the date of Conversion, or 42% discount to the average of the three lowest VWAPs on the previous twenty (20) trading days that would be obtained if the conversion were to be made on the date that the Note was executed. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $100,000 on the note. This value was recorded as a discount on debt and offset to derivative liability. This resulted in a total discount limited to the Note principal of $100,000 including amortization of $42,391 as of September 30, 2014.  As of September 30, 2014, the principal balance due was $102,137, which includes $2,137 in accrued interest.

On August 6, 2014, the Company issued a $98,500 Convertible Promissory Note ("the Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the Note is 8% per annum, and the Note has a maturity date of nine (9) months from the Effective Date. The Note carries a $13,000 original issue discount (the “OID”), as well as $3,500 in transaction fees, such that the consideration received by the Registrant is $82,000.  The Company retains the option of pre-paying the Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $6,560 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $97,603 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $16,500 discount as a result of the principal owed ($98,500) exceeding the cash received ($82,000).  This resulted in a total discount limited to the Note principal of $98,500 including amortization of $19,844 as of September 30, 2014.  As of September 30, 2014, the principal balance due was $99,687, which includes $1,187 in accrued interest.

On August 7, 2014, the Company issued a $125,000 Convertible Promissory Note ("the Note") to RLS Premiere Financial LLC ("RSL", or “the Lender”).  The interest rate on the Note is 5% per annum, and the Note has a maturity date of twelve (12) months from the Effective Date. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $20,000. The Company retains the option of pre-paying the Note at an amount equal to 135% of the outstanding principal and the accrued and unpaid interest. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 20% discount to the average of the two lowest volume weighted average prices (VWAP) on the previous fifteen (15) trading days to the date of Conversion. The debt discount resulting from the derivative was valued on the date of grant to be $20,000 on the note. This value was recorded as a discount on debt and offset to derivative liability. This resulted in a total discount limited to the Note principal of $20,000 including amortization of $2,959 as of September 30, 2014.  As of September 30, 2014, the principal balance due was $20,249, which includes $249 in accrued interest.

On September 3, 2014, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender, a 3% Closing and Due Diligence Fee, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twenty four (24) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The initial consideration received as of the date of this report is $75,000.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $5,250 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $77,569 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $7,500 discount as a result of the principal owed ($82,500) exceeding the cash received ($75,000).  This resulted in a total discount limited to the Note principal of $84,750 including amortization of $3,130 as of September 30, 2014.  As of September 30, 2014, the principal balance due was $82,500, which includes $0 in accrued interest.

On September 3, 2014, the Company issued a $53,000 Convertible Promissory Note ("the KBM Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the KBM Note is 8% per annum, and the KBM Note has a maturity date of twelve (12) months from the Effective Date. The KBM Note carries a $5,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the purchase price is $48,000, and the net consideration received by the Company is $45,000.  The Company retains the option of pre-paying the KBM Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the KBM Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $3,600 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $50,373 on the note. This value was recorded as a discount on debt and offset to derivative liability. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $8,000 discount as a result of the principal owed ($53,000) exceeding the cash received ($45,000).  This resulted in a total discount limited to the Note principal of $55,000 including amortization of $3,899 as of September 30, 2014.  As of September 30, 2014, the principal balance due was $53,331, which includes $331 in accrued interest.

The following table summarizes all of the Convertible Notes outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Mortgage payable – Ruby Mine	$1,691,730	$1,832,638
Secured note payable with annual interest rate of 8%	28,526	41,687
Discount on note payable	-	-
Net note payable	1,720,256	1,874,325
Convertible notes:
Secured convertible notes payable with annual interest rate of 10%	220,000	155,000
Unsecured convertible notes payable with annual interest rate of 10%	195,279	-
Unsecured convertible notes payable with annual interest rate of 9.9%	275,000	275,000
Unsecured convertible notes payable with annual interest rate of 8%	298,500	-
Unsecured convertible notes payable with annual interest rate of 7%	519,298	496,097
Unsecured convertible notes payable with annual interest rate of 5%	332,275	175,050
Discount on debt from derivative valuation	(661,359)	(264,389)
Total convertible notes	1,178,993	836,858
Total Debt	$2,899,249	$2,711,183

NOTE 8             DEFERRED FINANCING COSTS

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of September 30, 2014 was $62,653. Amortization was $75,493 and $6,150 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

During the nine month period ending September 30, 2014, 368,217 restricted shares of common stock of the Company valued at $10,310 were issued to Carter Terry & Company as part of their commission package.  As of September 30, 2014, $19,440 in stock payable related to deferred financing costs remains due.

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

During the nine months ended September 30, 2014, the Company issued additional convertible notes totaling $1,254,194, which were considered tainted upon issuance. The related derivative liability was valued at inception and equal to $1,254,194 from a $188,497 loss and a $1,065,697discount. In addition, the Company retired $274,680 in stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $274,680. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at September 30, 2014, with all changes flowing through the gain/loss on derivative for a total gain on derivative of $523,528 for the nine months ended September 30, 2014. The derivative liability related to convertible debt was valued at $961,516, and the derivative liability related to warrants was $2,621 as of September 30, 2014.

The following shows the changes in the derivative liability measured on a recurring basis for the nine months ended September 30, 2014, and for the year ended December 31, 2013.

Derivative Liability at December 31, 2013	$696,648
Gain on Derivative Liability	(523,528)
Settlement to APIC from Conversion	(274,680)
Additions to Liability for Convertible Debt recorded as debt discount	877,200
Additions to Liability for Convertible Debt expensed due to value of derivative exceeding debt	188,497
Derivative Liability at September 30, 2014	$964,137

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2014 and December 31, 2013:

Derivative Liabilities:	September 30, 2014	December 31, 2013
Embedded derivative liability in convertible debt	$689,785	$156,761
Derivative liability due to tainted equity – convertible debt	271,731	391,686
Derivative liability due to tainted equity – warrants	2,621	148,201
Total Derivative Liability	$964,137	$696,648

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

As of September 30, 2014, the federal statute of limitations as defined in the federal Securities Act has expired. Accordingly, redemption is now considered remote, and the shares have been moved from the mezzanine section of the balance sheet to Stockholders’ Equity.

As of September 30, 2014 and December 31, 2013, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

NOTE 11           DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued two million (2,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  On December 9, 2013, the Company issued five million (5,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance, which was equal to the deferred compensation relieved.  As of September 30, 2014 and December 31, 2013, the outstanding balance of the NQDC plan is $922,474 and $820,474, respectively.

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of September 30, 2014 and December 31, 2013.

Cost estimate for reclamation work at today's cost	$173,141
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.2%

Asset Retirement Obligation
Asset retirement obligation at 12/31/13	$6,158
Adjustment	(1,708)
Accretion Expense	383
Asset retirement obligation at 9/30/14	$4,833

NOTE 13           RELATED PARTY TRANSACTIONS

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

On August 2, 2013, the Company sold an additional 40 ounces of gold under the same terms for $50,000.  In the event that the 40 ounces of specimen gold is not available for delivery by the Due Date on April 2, 2014, the Investor will be entitled to be repaid the Advance in cash plus 10% interest equal to $55,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date. As of September 30, 2014, the Company has repaid the cash advance in its entirety, plus interest.

The related obligations have been recorded for the full $200,000 received and an additional $22,223 recorded as a derivative liability represents the additional amount owed related to the 10% discount on the gold price. This discount of $22,223 was amortized straight line over the term of the agreement and has been fully amortized as of September 30, 2014.

NOTE 15           SHARE ISSUANCES

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

During the three month period ended September 30, 2014, the Company issued 40,125,020 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of cash received of $224,600.

During the three month period ended September 30, 2014 and pursuant to three partial conversion notices received, the Company issued an aggregate of 17,575,702 shares of common stock of the Company to satisfy $108,910 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex").

During the three month period ended September 30, 2014 and pursuant to three partial conversion notices received, the Company issued an aggregate of 7,700,000 shares of common stock of the Company to satisfy $36,806 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").

During the three month period ended September 30, 2014 and pursuant to six partial conversion notices received, the Company issued 10,817,127 shares of common stock of the Company to satisfy $38,500 of the principal and interest due on a Promissory Note ("the Note") dated January 31, 2014 with GEL Properties, LLC (“GEL”).

During the three month period ended September 30, 2014 and pursuant to two partial conversion notices received, the Company issued 4,999,496 shares of common stock of the Company to satisfy $13,062 of the principal and interest due on a Promissory Note ("the Note") dated March 13, 2014 with Union Capital LLC ("Union").

During the three month period ended September 30, 2014 and pursuant to a partial conversion notices received, the Company issued 3,095,238 shares of common stock of the Company to satisfy $6,500 of the principal and interest due on a Promissory Note ("the Note") dated March 27, 2014 with Beaufort Capital Partners LLC ("Beaufort").

NOTE 16           WARRANTS

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

Warrants before modification:

Stock Price on Measurement Date	$0.044
Exercise Price of Warrants	$0.02 – 0.09
Term of Warrants (years)	2.12 – 3.3
Computed Volatility	144%
Annual Dividends	0.00%
Discount Rate	0.58%

Warrants after modification:

Stock Price on Measurement Date	$0.044
Exercise Price of Warrants	$0.02 – 0.09
Term of Warrants (years)	5.12
Computed Volatility	144%
Annual Dividends	0.00%
Discount Rate	0.58%

A summary of activity related to the Company’s warrant activity for the period from December 31, 2013 through September 30, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2013	23,550,000	0.045	4.75	(2)
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2014	23,550,000	0.045	4.75	(2)

(1) Pursuant to a January 26, 2011 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended to December 30, 2018.

(2) Primary reason for change related to a November 19, 2013 amendment to the Ruby Mine Option Agreement whereby the term of the warrants issued to Ruby Development Company were extended to December 30, 2018.

NOTE 17           SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued 20,883,997 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of cash received of $24,200.

Subsequent to September 30, 2014 and pursuant to two partial conversion notices received, the Company issued an aggregate of 60,205,131 shares of common stock of the Company to satisfy $51,049 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex").

Subsequent to September 30, 2014 and pursuant to two partial conversion notices received, the Company issued 12,612,411shares of common stock of the Company to satisfy $10,327 of the principal and interest due on a Promissory Note ("the Note") dated January 31, 2014 with GEL Properties, LLC (“GEL”).

Subsequent to September 30, 2014 and pursuant to two partial conversion notices received, the Company issued 16,207,360 shares of common stock of the Company to satisfy $10,277 of the principal and interest due on a Promissory Note ("the Note") dated March 13, 2014 with Union Capital LLC ("Union").

Subsequent to September 30, 2014 and pursuant to a partial conversion notice received, the Company issued 16,989,285 shares of common stock of the Company to satisfy $9,514 of the principal and interest due on a Promissory Note ("the Note") dated April 10, 2014 with Caesar Capital Group, LLC ("Caesar ").

Subsequent to September 30, 2014 and pursuant to seven partial conversion notices received, the Company issued an aggregate of 87,797,555 shares of common stock of the Company to satisfy $36,200 of the principal and interest due on a Promissory Note ("the Note") dated March 27, 2014 with Beaufort Capital Partners LLC ("Beaufort").

Subsequent to September 30, 2014 and pursuant to two partial conversion notices received, the Company issued an aggregate of 49,630,000 shares of common stock of the Company to satisfy $9,548 of the principal and interest due on a Promissory Note ("the Note") dated April 21, 2014 with WHC Capital, LLC ("WHC ").

Subsequent to September 30, 2014 and pursuant to two partial conversion notices received, the Company issued an aggregate of 43,700,000 shares of common stock of the Company to satisfy $13,325 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").

Subsequent to September 30, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”) which increased the Company’s authorized shares of common stock from 500,000,000 shares, par value $0.001 per share, to 1,500,000,000 shares, par value $0.0001 per share.

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

On July 1, 2011 we acquired Ruby Gold, Inc. and the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations in the United States. Work commenced at the Ruby Mine during Q4 2011 to rehabilitate the Ruby Tunnel and renovate the infrastructure.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  While bulk sampling and drilling of selected mining targets has begun, there is no guarantee that mining activities will continue, or that our mining activities will be successful. As of September 30, 2014, exploration and drilling expenditures including construction and renovation costs directly related to the Ruby Mine rehab and excluding acquisition, depreciation, and regulatory expenses totaled $2,419,018.

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

As of September 30, 2014 and September 30, 2013, gains from joint-venture and option agreements totaled $200,000 and $0, respectively.  As of September 30, 2014 and September 30, 2013, cash gains from claim sales totaled $2,000 and $280,174, respectively.  As per GAAP, these revenues have been classified as “Other Income”. As of September 30, 2014 and September 30, 2013, gains from gold sales were $6,602 and $0, respectively.

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

On July 18, 2014, the Company executed a mineral property option agreement (the "Agreement") with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Company's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange (received), and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement.

As of September 30, 2014, we own the mineral rights to 186 mining claims in British Columbia encompassing an aggregate of 40,175 acres (16,265 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of September 30, 2014.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $17,470,217 as of September 30, 2014. In addition, we have a working capital deficit of $3,421,568 as of September 30, 2014. We had a net loss of $1,936,710 for the nine months ended September 30, 2014, and we had net losses of $2,059,305 for the year ended December 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the nine  month period ended September 30, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of September 30, 2014, were: Volatility of 148% - 156%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2013	New Issuances	Settlements	Changes in Fair Values	Balance at September 30, 2014
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$156,761	$1,024,855	$(274,680)	$(217,151)	$689,785
Conversion features – tainted equity	391,686	229,339	-	(349,294)	271,731
Warrants – tainted equity	148,201	-	-	(145,580)	2,621
	$696,648	$1,254,194	$(274,680)	$(712,025)	$964,137

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223	$-	$22,223
Totals	$-	$22,223	$-	$22,223

The following table presents assets that were measured and recognized at fair value as of September 30, 2014:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$78,913	$-	$-	$46,137
Totals	$78,913	$-	$-	$46,137

Total
Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$163,350	$-	$-
Certificates of Deposit	173,122
Total assets	336,472	-	-
Liabilities
Advance Gold Sales	-	-	-
Convertible notes	-	1,178,993	-
Note payable, Ruby	-	1,691,730	-
Notes payable, equipment	-	28,526	-
Total liabilities	-	2,899,249	-
	$336,472	$(2,899,249)	$-

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	-
	$306,753	$(2,906,894)	$-

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2014 or the year ended December 31, 2013.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis for the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of September 30, 2014, no options or warrants have been issued for compensation and none are outstanding.  As of September 30, 2014, 20.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of September 30, 2014 and December 31, 2013, there were 283,970,101 and 56,852,098 common stock equivalents outstanding, respectively.

Results of Operations for the Nine months Ended September 30, 2014 Compared to Results of Operations for the Nine months Ended September 30, 2013

Gains from Gold Sales.  For the nine months ended September 30, 2014 and September 30, 2013, the Company’s gains from gold sales were $6,602 and $0, respectively.

Gains from Other Income.  For the nine months ended September 30, 2014 and September 30, 2013, the Company’s other income related to mineral claim sales and other income from joint-ventures in British Columbia was $202,000 and $280,174, respectively. The Company has spent $17,271 and $28,999 in mineral property maintenance costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees. The decrease is due to exploration expenditures that extended the good-until date of some of our principal properties for several years into the future that consequently reduced our total annual claim fees.

Operating Expenses.   For the nine months ended September 30, 2014, the Company had operating expenses of $1,638,613, which included general and administrative expenses of $257,612 and mining property costs of $1,170,747.  Operating expenses for the nine months ended September 30, 2013 were $986,238, which included general and administrative expenses of $322,785 and mining property costs of $499,157.  Our increase in operating expenses was mainly from exploration and construction costs at the Ruby Mine, and exploration expenditures incurred in British Columbia.

Net Loss.  For the nine months ended September 30, 2014, we had a net loss of $1,936,710.  Our net loss for the nine months ended September 30, 2013 was $1,376,713.  The increase in our net loss was attributed primarily to interest expense and exploration expenditures at the Ruby Mine.

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

In FY 2014, our mortgage on the Ruby Mine property requires us to make payments in aggregate of $60,000 per month, consisting of $20,000 on the 1st of each month, and an additional $40,000 by the 20th day of each month. As of September 30, 2014, the balance due on the mortgage is $1,691,730. The Company believes it can rely on revenue from claims sales and joint ventures, and from loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mortgage on the Ruby Mine.

As of September 30, 2014, total current assets were $334,916, which consisted of 163,350 in cash, $30,000 in receivables, $62,653 in net deferred financing costs, and $78,913 in available for sale securities.  As of December 31, 2013, total current assets were $133,873, which consisted primarily of cash.

As of September 30, 2014 and December 31, 2013, our total current liabilities were $3,756,484 and $3,383,679, respectively. The net increase in current liabilities is primarily due to an increase in convertible debt.

We had a working capital deficit of $3,421,568 as of September 30, 2014, and a working capital deficit of $3,204,340 as of December 31, 2013.

During the nine months ended September 30, 2014, operating activities used cash of $1,321,824 as compared to the nine months ended September 30, 2013, where we used cash of $481,283 in operating activities. The increase in cash used by operating activities for the nine months ended September 30, 2014 was due primarily to an increase in amortization of our debt discount and a change in derivative liability,

We had a net increase in cash of $29,477 for the nine months ended September 30, 2014. Cash flows financing activities represented the Company’s principal source of cash for the nine months ended September 30, 2014. Cash flows from financing activities during the nine months ended September 30, 2014 were $1,450,301, consisting primarily of proceeds from the issuance of stock and convertible debt. During the fiscal year ended December 31, 2013, we received $1,235,875 from financing activities, consisting primarily of proceeds from the issuance of stock and convertible debt.

On July 14, 2014, the Company issued a $250,000 Convertible Promissory Note (the “Note”) to JSJ Investments Inc. ("JSJ", or “the Lender”).   The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 10% per annum. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Registrant is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $100,000. Unless the Note is prepaid in cash within 120 days of the effective date, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is at a 42% discount to the average of the three lowest volume weighted average prices (VWAP) on the previous twenty (20) trading days to the date of Conversion, or 42% discount to the average of the three lowest VWAPs on the previous twenty (20) trading days that would be obtained if the conversion were to be made on the date that the Note was executed. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash.

On August 6, 2014, the Company issued a $98,500 Convertible Promissory Note ("the Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the Note is 8% per annum, and the Note has a maturity date of nine (9) months from the Effective Date. The Note carries a $13,000 original issue discount (the “OID”), as well as $3,500 in transaction fees, such that the consideration received by the Registrant is $82,000.  The Company retains the option of pre-paying the Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $6,560 in cash.

On August 7, 2014, the Company issued a $125,000 Convertible Promissory Note ("the Note") to RLS Premiere Financial LLC ("RSL", or “the Lender”).  The interest rate on the Note is 5% per annum, and the Note has a maturity date of twelve (12) months from the Effective Date. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $20,000. The Company retains the option of pre-paying the Note at an amount equal to 135% of the outstanding principal and the accrued and unpaid interest. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 20% discount to the average of the two lowest volume weighted average prices (VWAP) on the previous fifteen (15) trading days to the date of Conversion.

On September 3, 2014, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender, a 3% Closing and Due Diligence Fee, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twenty four (24) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The initial consideration received as of the date of this report is $75,000.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $5,250 in cash.

On September 3, 2014, the Company issued a $53,000 Convertible Promissory Note ("the KBM Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the KBM Note is 8% per annum, and the KBM Note has a maturity date of twelve (12) months from the Effective Date. The KBM Note carries a $5,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the purchase price is $48,000, and the net consideration received by the Company is $45,000.  The Company retains the option of pre-paying the KBM Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the KBM Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $3,600 in cash.

Recent Material Developments

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 10 million shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of June 30, 2014 and December 31, 2013 was $697,046 and $667,758, respectively. These amounts include interest at 10% per annum from the date of the respective purchases. Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments. As of September 30, 2014, the federal statute of limitations as defined in the federal Securities Act has expired. Accordingly, redemption is now considered remote, and the shares have been moved from the mezzanine section of the balance sheet to Stockholders’ Equity.

Recent Developments

On June 5, 2014, our wholly-owned subsidiary Ruby Gold, Inc. announced that it has engaged Taurus Drilling LLC ("Taurus") of Lake Havasu City, Arizona, to complete the drilling of nearby mining targets at the Ruby Mine in Sierra County, California. The drilling commenced on June 9, 2014.

On July 8, 2014, the Company announced the our summer drilling program resulted in the discovery of a previously unknown gold bearing channel directly above the Ruby Adit, now known as the South Terrace.  Construction of a raise to reach the South Terrace commenced in late July.

On August 28, 2014, the Company reported that mining in the Black Channel had begun.

On September 18, 2014, the Company reported that an aggregate of 2.1 ounces of the initial specimen gold produced from the Ruby Mine has recently been sold at prices up to 50% above the spot price of gold on the date of sale.

On October 3, 2014, the Company reported that the South Terrace raise had encountered bad ground and was deemed to be unsafe for use.  Construction of a new raise was initiated 100 feet downstream to reach the South Terrace in an area with more stable ground.

On October 6, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”) which increased the Company’s authorized shares of common stock from 500,000,000 shares, par value $0.001 per share, to 1,500,000,000 shares, par value $0.0001 per share.

On October 13, 2014, the Company reported that operations at the Ruby Mine were winding down for the season and would resume next spring.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

As of September 30, 2014, the end of the nine month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the nine month period ended September 30, 2014, and pursuant to eight partial conversion notices received, the Company issued an aggregate of 15,709,495 shares of common stock of the Company to satisfy $133,860 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended June 30, 2014, the Company issued 100,000 shares of restricted common stock to William S. Watters, the new COO of our wholly-owned subsidiary, Ruby Gold, Inc., as a signing bonus. The shares were valued at $2,700 based on the closing market price on the date of grant. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended June 30, 2014, and pursuant to a partial conversion notice received, the Company issued an aggregate of 3,000,000 shares of common stock of the Company to satisfy $76,800 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors, LP, ("Tangiers").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended September 30, 2014, and pursuant to six partial conversion notices received, the Company issued an aggregate of 28,283,280 shares of common stock of the Company to satisfy $222,989 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex"). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended September 30, 2014, and pursuant to a conversion notice received, the Company issued 4,154,411 shares of common stock of the Company to satisfy $59,325 of the principal and interest due on a Promissory Note dated October 7, 2013 with LG Capital Funding LLC ("LG").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended September 30, 2014, and pursuant to six conversion notices received, the Company issued an aggregate of 10,817,127 shares of common stock of the Company to satisfy $38,500 of the principal and interest due on a Promissory Note ("the Note") dated January 31, 2014 with GEL Properties, LLC (“GEL”). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended September 30, 2014, pursuant to two partial conversion notices received, the Company issued an aggregate of 4,999,496 shares of common stock of the Company to satisfy $13,062 of the principal and interest due on a Promissory Note ("the Note") dated March 13, 2014 with Union Capital LLC ("Union"). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended September 30, 2014, and pursuant to a conversion notice received, the Company issued 3,095,238 shares of common stock of the Company to satisfy $6,500 of the principal and interest due on a Promissory Note ("the Note") dated March 27, 2014 with Beaufort Capital Partners LLC ("Beaufort"). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the nine month period ended September 30, 2014, the Company issued 368,217 restricted shares of common stock of the Company to Carter Terry & Company, a registered broker-dealer, for accrued commissions in connection with the Typenex Note. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

NORTH BAY RESOURCES INC.

Date: November 12, 2014	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
3 (iv)	Certificate of Amendment to Articles of Incorporation(47)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)

10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
10.90	Memorandum of Understanding for Advance Sale of Specimen Gold dated June 4, 2013(33)
10.91	Fraser River Project JV Agreement dated June 24, 2013(34)
10.92	Amendment No. 3 to the Securities Purchase Agreement with Tangiers Investors, LP dated July 24. 2013(35)
10.93	Memorandum of Understanding for Advance Sale of Specimen Gold dated August 2, 2013(36)
10.94	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.95	Securities Purchase Agreement with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.96	Nine Month Convertible Promissory Note with LG Capital Funding LLC dated October 7, 2013(38)
10.97	Securities Purchase Agreement with LG Capital Funding LLC dated October 7, 2013(38)
10.98	Amendment to the Modification and Extension Agreement with Ruby Development Company dated November 19, 2013(39)

10.99	Ruby Gold JV Agreement with Ruby Gold, Inc., dated January 9, 2014(40)
10.100	Twelve Month Convertible Redeemable Note with GEL Properties, LLC dated January 31, 2014(41)
10.101	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated February 3, 2014(41)
10.102	Twelve Month Convertible Redeemable Note with Union Capital LLC dated March 13, 2014(42)
10.103	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated March 13, 2014(42)
10.104	Six Month Convertible Promissory Note with Beaufort Capital Partners, LLC dated March 27, 2014(43)
10.105	Twelve Month Convertible Promissory Note with Caesar Capital Group, LLC dated April 10, 2014(44)
10.106	Amendment to June 19, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.107	Amendment to October 2, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.108	Twelve Month Convertible Promissory Note with WHC Capital, LLC dated April 21, 2014(45)
10.109	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated May 8, 2014(46)
10.110	Twelve Month Convertible Redeemable Note with LG Capital Funding, LLC dated May 9, 2014(46)
10.111	Six Month Convertible Promissory Note with JSJ Investments Inc. dated July 14, 2014(48)
10.112	Nine Month Convertible Promissory Note with KBM Worldwide, Inc. dated August 6, 2014(49)
10.113	Twelve Month Convertible Promissory Note with RLS Premiere Financial LLC dated August 7, 2014(49)
10.114	Twenty Four Month Convertible Promissory Note with JMJ Financial dated September 3, 2014(50)
10.115	Twelve Month Convertible Promissory Note with KBM Worldwide, Inc. dated September 3, 2014(50)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

(47) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on October 8, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(48)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 17, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(49)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on August 12, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.

(50)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on September 12, 2014, and incorporated by this reference as an exhibit to this Form 10-Q.