Form 10-K
period 2014-12-31
NORTH BAY RESOURCES INC
filed 2015-03-31
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54213

NORTH BAY RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0402389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3995 Yerkes Road
Collegeville, Pennsylvania 19426
 (Address of principal executive offices)

 (215) 661-1100
 (Issuer’s telephone number, including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.00001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014):  $1,911,084*

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,177,215 as of March 31, 2015.

*As reported on the Over-the-Counter Bulletin Board (OTCBB) and OTCQB. Excludes 117,851 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The OTCBB and OTCQB are centralized quotation services that collect and distribute market maker quotations for securities traded in the over-the-counter market. They display real-time quotes, last-sale prices, and volume information for many over-the-counter securities that are not listed on the Nasdaq Stock Market or a national securities exchange. However, they are not recognized as an established trading market for securities. The registrant’s common stock currently trades on the OTC Pink Market.

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

On July 15, 2014, the Company executed a mineral property option agreement (“Ximen Agreement”)_with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange, pursuant to which Ximen may earn up to a 100% interest in the Registrant's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Ximen Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen common stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Ximen Agreement.  This regulatory approval has been received, and the initial consideration has been paid, including 217,391 shares of Ximen common stock at a market value on issuance of $0.46 per share.

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

The Company plans on generating revenue through mining once commercial operations begin on any of its properties.  Towards this end, the Company has acquired Ruby Gold, Inc. (“RGI”), which is now a wholly-owned subsidiary of the Company, and the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price was $2,500,000, of which $510,000 in cash and stock was paid as of the closing date of July 1, 2011, and the remaining $1,990,000 is a seller-financed mortgage.  The interest rate is currently 8%.  The balance due on the mortgage is $1,697,055 as of December 31, 2014.  The mortgage is to be paid in full by December 30, 2015 pursuant to amendments to the agreement executed on December 12, 2012, March 28, 2013, and November 19, 2013.  As part of the terms of acquisition, the seller received 50,000 shares of the Company’s common stock with a market value of $150,000 as of the day the agreement was signed, and which was then applied to the purchase price.  The seller has also been granted 10 million 5-year warrants exercisable at 2 cents upon the signing of the agreement.  Pursuant to the aforementioned amendments, an additional 2 million 5-year warrants exercisable at 9 cents, 2 million 5-year warrants exercisable at 10 cents, and 4 million 5-year warrants exercisable at 4 cents have been issued.  Pursuant to the aforementioned amendment dated November 19, 2013, the term of all 18 million of the outstanding warrants issued to the seller has been extended to December 30, 2018.

On December 2, 2013, the Board of Directors authorized the spinoff of RGI as a separate and independent public company by distributing shares of RGI’s common stock to North Bay shareholders based on a date and at a ratio yet to be determined.  Other than the authorization for said spinoff by our Board of Directors and the Board of RGI, there are no agreements, formal or otherwise, in place between the respective companies, any affiliate of either company, or any other parties governing the spinoff, and no shareholder approvals are required. On the same date, the Board of Directors of RGI authorized the formalization of a joint-venture agreement between the Company and RGI with regard to Ruby on a 50/50 profit-sharing basis. On January 14, 2014, RGI filed a registration statement on Form 10 with the SEC to initiate said spinoff. On March 10, 2014, RGI withdrew the Form 10 after discussions with the SEC and subsequently filed a registration statement on Form S-1 on May 1, 2014, to register 120 million shares of RGI as the stock dividend to be issued to our shareholders in the spinoff, which amounts to 40% of the issued and outstanding shares of RGI common stock currently owned by North Bay. Accordingly, as the completion of the spinoff is contingent on a registration statement by RGI becoming effective, no determination has yet been made as to whether or not the stock dividend will be tax-free, there has been no further determination as to when the spinoff and stock dividend distribution might be completed, and there is no guarantee that it will be completed.

On June 4, 2013, the Company executed a Memorandum of Understanding (the “June 2013 Agreement”) with a private US investor (the “June 2013 Investor”) for an advance sale of up to 120 ounces of specimen gold from the Ruby Mine in Sierra County, California.  The price paid in advance by the June 2013 Investor shall be at a ten percent (10%) discount to the then-current spot price of gold on the day the gold is produced and made available for shipment (the “June 2013 Delivery Date”). The June 2013 Investor will acquire the right to purchase the gold at their discretion. Upon signing the June 2013 Agreement, the Company received an initial cash advance of $150,000 (the “June 2013 Advance”), which is based on a 10% discount to the current spot price of gold, for delivery of the first 120 ounces of specimen gold produced from the Ruby Mine on or before February 1, 2014.  The June 2013 Advance paid will be applied to the amount due to the Company on the June 2013 Delivery Date, as determined by the then-current spot price of gold on the June 2013 Delivery Date.  In the event that 120 ounces of specimen gold is not available for delivery by February 1, 2014, the June 2013 Investor will be entitled to be repaid the June 2013 Advance in cash plus 10% interest equal to $165,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date  As of the date of this report, the Company has repaid the entire cash advance plus interest.  As per the terms of the agreement, the investor still retains the right to again purchase the 120 ounces of gold at a future date.

On August 2, 2013, the Company executed a Memorandum of Understanding (the “August 2013 Agreement”) with a second private US investor (the “August 2013 Investor”) for an advance sale of up to 40 ounces of specimen gold from the Ruby Mine in Sierra County, California.  The price paid in advance by the August 2013 Investor shall be at a ten percent (10%) discount to the then-current spot price of gold on the day the gold is produced and made available for shipment (the “August 2013 Delivery Date”). The August 2013 Investor will acquire the right to purchase the gold at their discretion. Upon signing the Agreement, the Company received an initial cash advance of $50,000 (the “August 2013 Advance”), which is based on a 10% discount to the current spot price of gold, for delivery of 40 ounces of specimen gold produced from the Ruby Mine on or before April 2, 2014.  The August 2013 Advance paid will be applied to the amount due to the Company on the August 2013 Delivery Date, as determined by the then-current spot price of gold on the Delivery Date.  In the event that 40 ounces of specimen gold is not available for delivery by April 2, 2014, the August 2013 Investor will be entitled to be repaid the August 2013 Advance in cash plus 10% interest equal to $55,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date. As of the date of this report, the Company has repaid the entire cash advance plus interest.  As per the terms of the agreement, the investor still retains the right to again purchase the 40 ounces of gold at a future date.

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

Our headquarters are located at 3995 Yerkes Road, Collegeville, PA 19426, with a mailing address of PO Box 162, Skippack, PA 19474.  Our website is located at www.northbayresources.com. Our telephone number is (215) 661-1100.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $18,795,554 as of December 31, 2014. In addition, we have a working capital deficit of $5,320,082 as of December 31, 2014. We had net losses of $3,260,401 and $2,059,305 for the years ended December 31, 2014 and 2013, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2014 the accumulated deficit attributable to CEO stock awards, including previous management, and valued according to GAAP, totals $2,558,535 since inception in 2004. As of December 31, 2014 the accumulated deficit attributable to CEO compensation is $947,624 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid in cash or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the nine years since 2006 consists of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, $90,000 in 2011, $116,000 in 2012, $100,000 in 2013, and $82,000 in 2014.  These cash expenditures are also included in the accumulated deficit.

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

Item 2.               Properties

The Ruby Property

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000, which was to be paid in stages originally extending to December 30, 2012, and which has since been extended by amendment to December 30, 2015. Terms of the Ruby agreement provided for an initial option period of 5 months that expired on January 31, 2011, at which time we elected to extend the option for a second 5 month period, expiring on June 30, 2011.  On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 50,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  In addition, in compliance with the agreement dated September 27, 2010, as amended on January 26, 2011, the Company issued warrants to RDC that gives them the option, until December 31, 2015, of purchasing up to 10 million shares of stock at two cents ($0.02) per share, and in compliance with a second amendment to the Option Agreement dated April 22, 2011, the Company issued 5-year warrants granting RDC the right to purchase 2 million shares of the Company’s common stock at the exercise price of ten cents ($0.10) per share.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note was due on or before December 30, 2012.  Pursuant to an amendment executed on December 12, 2012, the note maturity was extended to June 30, 2013, and monthly mortgage payments in Q1 2013 were reduced to $10,000 per month.  In consideration of said extension, the Company made a $50,000 principal payment on December 27, 2012. Monthly payments as of April 1, 2013, were set to increase to $85,000 per month.  Upon receipt of the Company’s EB-5 funding, the Company has agreed to pay RDC at least 50% of the funding received until the note is paid off in full.  During 2012 the Company issued an additional 2 million 5-year warrants to RDC in consideration for reducing the Company’s monthly mortgage payments on the Ruby Mine property. Said warrants give RDC the right to purchase up to 2 million shares of the Company’s common stock at the exercise price of nine cents ($0.09) per share.  Pursuant to a subsequent amendment dated March 28, 2013, RDC agreed to extend the maturity date of the note to December 30, 2015, with interest due on the note through 2014 at 6% per annum, and shall increase to 8% per annum on January 1, 2015. Pursuant to an amendment dated November 19, 2013, the Company issued an additional 4 million 5-year warrants at an exercise price of $0.04 in consideration for a modification of the payment terms of the note that amortized a $1M payment previously due on December 30, 2013. Pursuant to said amendments, mortgage payments are now $20,000 per month due on the 1st of each month through December 30, 2015, and an additional $40,000 per month due on the 20th day of each month through December 30, 2015. In addition, pursuant to the November 19, 2013 modification agreement, the Company has agreed to extend the expiration of all 18 million total outstanding warrants issued in aggregate to RDC since September 27, 2010, until December 30, 2018.  As of December 31, 2014, the outstanding balance due on the note is $1,697,055.

Upon the close of the transaction and the transfer of title, as previously set forth in the purchase agreement, the Company acquired all of the real and personal property associated with the Ruby Gold Mine, all of the shares of Ruby Gold, Inc., a private California corporation, and $171,618 in reclamation bonds securing the permits at the Ruby Mine. Subsequent to the close of the transaction, Ruby Gold, Inc. became a wholly-owned subsidiary of North Bay Resources Inc.  The Company has also assumed the reclamation liabilities on the Ruby Mine, for which the $171,618 in reclamation bonds are pledged.  In addition, a $2,500 liability from a pre-existing shareholder loan that was outstanding as of the closing date has been paid and extinguished.  As of December 31, 2014, interest accrued to the Reclamation Bond has increased its current value to $173,200.

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

The Ruby purchase agreement includes the subsurface mineral rights to 2 patented claims comprising 435 acres, and 59 unpatented claims comprising approximately 1,877 acres.  All of the unpatented claims in the property package are in good standing through August 31, 2015 with both the BLM in Sacramento and Sierra County in Downieville, CA. Annual BLM claim fees are currently $16,275 per year.  Sierra County property taxes are currently $26,220 per year. As of December 31, 2014 and the date of this report, all BLM fees and Sierra County property taxes have been paid and are current.  The Ruby Mine is permitted(3) for underground exploration, small scale development and small scale production.

Claim Name	Type	Acres(1)	Good Until(2)
Guatemala	Patented	147	-
Extension Placer Mining Claim	Patented	288	-
Wisconsin Placer Mining Claim	Unpatented	180	September 1, 2015
Wisconsin Extension Placer Mining Claim	Unpatented	159	September 1, 2015
Garnet Placer Mining Claim	Unpatented	75	September 1, 2015
Ruby Quartz Mining Claim	Unpatented	20	September 1, 2015
Diamond Quartz Mining Claim	Unpatented	20	September 1, 2015
Sapphire Placer Mining Claim	Unpatented	2	September 1, 2015
Gold Channel Placer	Unpatented	150	September 1, 2015
Black Channel Placer	Unpatented	60	September 1, 2015
Topaz Placer Mining Claim	Unpatented	160	September 1, 2015
Irene Placer Mining Claim	Unpatented	140	September 1, 2015
Opal Placer Mining Claim	Unpatented	160	September 1, 2015
Ruby Lode No. 7	Unpatented	20	September 1, 2015
Ruby Lode No. 8	Unpatented	20	September 1, 2015
Ruby Lode No. 16	Unpatented	20	September 1, 2015
Ruby Lode No. 17	Unpatented	20	September 1, 2015
Ruby Lode No. 18	Unpatented	20	September 1, 2015
Ruby Lode No. 19	Unpatented	20	September 1, 2015
Ruby Lode No. 20	Unpatented	20	September 1, 2015
Ruby Lode No. 27	Unpatented	20	September 1, 2015
Ruby Lode No. 28	Unpatented	20	September 1, 2015
Entry Lode Mining Claim	Unpatented	20	September 1, 2015
Entry Extension Lode Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 1 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 2 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 3 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 4 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 5 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 6 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 7 Placer Mining Claim	Unpatented	20	September 1, 2015
Golden Bear 8 Placer Mining Claim	Unpatented	20	September 1, 2015
Carson Lode No.1	Unpatented	20	September 1, 2015
Carson Lode No.2	Unpatented	20	September 1, 2015
Carson Lode No.3	Unpatented	20	September 1, 2015
Carson Lode No.4	Unpatented	20	September 1, 2015
Pliocene Placer No. 1	Unpatented	20	September 1, 2015
Pliocene Placer No. 2	Unpatented	20	September 1, 2015
Pliocene Placer No. 3	Unpatented	20	September 1, 2015
Pliocene Placer No. 4	Unpatented	20	September 1, 2015
Pliocene Placer No. 5	Unpatented	20	September 1, 2015
Pliocene Placer No. 6	Unpatented	20	September 1, 2015
Pliocene Placer No. 7	Unpatented	20	September 1, 2015

Claim Name	Type	Acres(1)	Good Until(2)
Pliocene Placer No. 8	Unpatented	20	September 1, 2015
Pliocene Placer No. 9	Unpatented	20	September 1, 2015
Pliocene Placer No. 10	Unpatented	20	September 1, 2015
Pliocene Placer No. 11	Unpatented	20	September 1, 2015
Pliocene Placer No. 12	Unpatented	20	September 1, 2015
Pliocene Placer No. 13	Unpatented	20	September 1, 2015
Pliocene Placer No. 14	Unpatented	20	September 1, 2015
Pliocene Placer No. 15	Unpatented	20	September 1, 2015
Pliocene Placer No. 16	Unpatented	20	September 1, 2015
Pliocene Placer No. 17	Unpatented	20	September 1, 2015
Pliocene Placer No. 18	Unpatented	20	September 1, 2015
Pliocene Placer No. 19	Unpatented	20	September 1, 2015
Pliocene Placer No. 20	Unpatented	20	September 1, 2015
Pliocene Placer No. 21	Unpatented	20	September 1, 2015
CX Placer No.1	Unpatented	8.2	September 1, 2015
CX Placer No.2	Unpatented	16.4	September 1, 2015
CX Placer No.3	Unpatented	16.4	September 1, 2015
CX Placer No.4	Unpatented	16.4	September 1, 2015

(1) The sum total of the acreage of the unpatented claims is 2,063 acres.  However, as some placer claims overlap lode claims, the true acreage of the unpatented claim area is known to be approximately 1,877 acres, for a total property extent of approximately 2,312 acres including the subsurface patented claim area.

(2) September 1, 2015 represents the “Good Until” date of the Ruby unpatented claims. In order to maintain a mining claim in California in good standing, the claim holder must perform annual work having a minimum cost of $100 or, alternatively, pay to the U.S. Bureau of Land Management (”BLM”) an annual maintenance fee of $155.  Patented claims have no “Good Until” date, and instead are only subject to local and state taxes.  As of September 1, 2014, $16,275 was paid to maintain the unpatented claims, and $26,220 was paid in property taxes to maintain the unpatented and patented claims in good standing.

(3)  The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2015, which was paid to the State Water Resources Control Board in February 2015.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $173,200 is also in place.

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

Property Description

The Ruby Property covers approximately 2,312 acres, consisting of the subsurface mineral rights of two patented claims totaling approximately 435 acres and 59 unpatented claims containing approximately 1,877 acres. The mine encompasses at least four distinct underground river channels and three known lode gold veins.

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
Alleghany
Malakoff Diggings
SOUTH YUBA RIVER
YUBA RIVER
Nevada City
Grass Valley
WASHINGTON
DISTRICT
GRASS
VALLEY
DISTRICT
Reno
Lake Tahoe
NEVADA
CALIFORNIA
Auburn
Georgetown
80
50
Placerville
Sacramento
Plymouth
Jackson
San Andreas
MOTHER LODE DISTRICT
Sonora
Stockton
YOSEMITE
NATIONAL
PARK
Coulterville
Mariposa
GOLD MINING DISTRICTS
OF THE
MOTHER LODE SYSTEM
0 10 20 40 Miles
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

In the early 1930's, C.L. Best, the co-founder of Caterpillar Tractor, acquired the Ruby Mine, and developed the Black channel. Best Mines produced an estimated 58,000 ounces of gold from the gravels before the government forced closure under War Production Board Order L-208 in 1942. Economic mining operations ceased at this time and have not resumed since. C.L. Best saved 123 nuggets of $100 value or greater for a personal collection. That collection is presently on display at the Los Angeles County Museum of Natural History.

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

Permits in place include a Plan of Operations, a Phase I Environmental Site Assessment, a Water Order, and a Reclamation Plan secured by over $173,200 in Reclamation Bonds. The current Plan of Operations, effective as of 2001, was formally renewed by United States Forest Service in February 2011. The Plan of Operations is now effective through December 31, 2018. The Waste Discharge Order must be reviewed and approved by the Water Quality Control Board prior to the commencement of mining operations, along with the Annual Fee for Waste Discharge Requirements for 2015, which was paid to the State Water Resources Control Board in February 2015.  The Reclamation Permit has been renewed through April 2018.  In September 2011 the Company filed an updated Reclamation Plan with Sierra County and the California Department of Conservation Office of Mine Reclamation (“OMR”).  This updated Reclamation Plan was formally approved in December, 2011, and is effective through April, 2018. A Reclamation Bond of $173,200 is also in place.

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
SIERRA NEVADA BATHOLITH
MLD
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

Ruby Mine Mining Plan

The Ruby mining plan anticipates that much of the first season will be engaged in determining the exact locations of the targeted channels with exploration drifting (tunneling) and establishing mining headings in these channels.

Prior to the start of mining operations, the initial startup work has concentrated on rehabilitating the Ruby tunnel, renovating the Ruby Mill, improving the infrastructure, and getting Ruby facilities and equipment into good working order. The Company began rehabilitation of the Ruby tunnel in October, 2011.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  As of December 31, 2014, construction and renovation costs directly related to the Ruby tunnel rehab and excluding acquisition, depreciation, and regulatory expenses totaled $2,790,393.

The Pilot and Mount Vernon Channel targets are projected to lie in the near vicinity of the existing Lawry Shaft workings.  Active exploration tunneling ("drifting") with air-powered slushers and trackless loaders ("LHD's") is expected to be underway shortly after mining operations begin and the Lawry Shaft section of the mine is fully rehabilitated. The rehabilitation of the Lawry Shaft is anticipated to begin in Q2, 2015 at an estimated cost of $500,000 over a 10 month period.

Construction of the 1,500 foot Deep Rock Creek Project access tunnel can also begin once full mining operations commence. This tunnel will be a tracked haulageway. The rate of progress will be determined by the amount of time required to complete the maintenance program in the Ruby tunnel beyond the "Daylight Turn" where the Deep Rock Creek Access Tunnel begins. This maintenance will also be required prior to constructing the Big Bend Bypass Raise to the Black Channel workings. This maintenance work was completed in the third quarter of 2013.  Construction of the Big Bend Bypass Raise is currently in progress as of the date of this registration statement.  The Company has commenced bulk sampling operations in the White Channel section of the Ruby tunnel. On June 9, 2014, a drilling program commenced to locate new channels and mining targets identified from recent geological mapping and a gravity survey.  This effort has proven successful, as at least one new channel has been verified as of the date of this report.  The cost of the drilling program was approximately $56,000. As of the date of this report, an estimated start date or budget for the Deep Rock Creek Project access tunnel has not been determined.

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

The Ruby Mine typically experiences considerable snow fall, and a decrease in activity is planned for during the winter months. It is expected that the Ruby will operate year-round once the operation is well established.

As of December 31, 2014 and the date of this report, operations at the Ruby are on hold for the winter season, and are expected to resume in Q2, 2015.

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

For the year ended December 31, 2014, the Company paid the Province of British Columbia an aggregate of $39,520 USD in registration and claim maintenance fees to maintain our properties in good standing.  For the year ended December 31, 2013, these fees totaled $35,028 USD.  The increase is due to an increase in BC claim fees.

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

Principal Canadian Properties

The following table shows the Company’s principal target properties in British Columbia, Canada, which in aggregate comprise 110 claims that cover 28,961 acres (11,725 hectares).  The Company owns additional claims throughout British Columbia, but most of these others have not as yet been aggregated into identifiable properties, are currently not considered material, or are expected to expire on their termination dates and no longer held.  As of December 31, 2014, our total holdings are 184 claims encompassing 30,330 acres (12,279 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has an active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition.

Properties are labeled as such when individual claims that are either contiguous with each other or in close proximity can be aggregated and identified with a known mineral or placer resource. As of December 31, 2014, the total cash cost to acquire the properties listed below is $16,311, consisting of $6,436 in staking fees paid to the Province of British Columbia, and $9,875 paid in 2006 to an individual to acquire the Monte Cristo.  If every claim is maintained for the next year, the projected expense would be a minimum of $69,815, less $27,428 in exploration credits applied to the claims during 2014 for FY 2015, for a total of $42,387.  In keeping with Company practices, some non-strategic claims may be allowed to lapse, and possibly re-staked afterwards, resulting in a considerable saving from the maximum projected annualized cost.  As well, any of these properties that become the subject of options or joint-ventures with other companies will see their projected maintenance costs transferred to the prospective partner company for the duration of the contract. The table below shows the cash acquisition cost of each property and the annualized projected cost (or carrying cost) of maintaining the properties in good standing.  All dollar amounts in this table are expressed in Canadian dollars, and the actual expense to the Company in terms of US dollars, when actually paid, can be as much as 10% lower or higher, depending on the foreign currency exchange rate on the day any payment is recorded.

Property Name	Area (hectares)	Acquisition Cost	Minimum Work Requirement (Annualized)**	Exploration Expenditures To Date***
ARGO GOLD	262	$185	$1,315	$-
BRETT WEST - BOULEAU CREEK GOLD	1,900	760	9,500	38,129
CHERRY GOLD	1,138	480	5,690	-
MT. WASHINGTON/CONNIE HILL	2,796	1,052	13,145	34,726
CORONATION GOLD	604	242	3,020	10,732
GOLD HILL PROJECT	1,920	1,173	9,600	-
LOUGHBOROUGH GOLD	288	115	1,440	-
LYNX GOLD	622	249	3,110	-
MONTE CRISTO*	333	9,875	6,660	21,640
NEW ESKAY CREEK	551	832	12,000	-
PINE RIVER VANADIUM	330	132	1,650	-
RACHEL GOLD	337	135	1,685	-
TULAMEEN PLATINUM	231	92	1,155	13,675
FRASER RIVER PROJECT	413	826	8,260	59,268
Total	11,725	$16,311	$69,815	$178,170

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

The Coronation was the subject of a joint-venture with Lincoln Resources Inc. (“Lincoln”), a private Nevada corporation from August 6, 2009, until October 6, 2011, when it was terminated.

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
Victoria
Revelstoke
Trail
THIS MAP IS NOT TO BE USED FOR NAVIGATION.
YELLOW

In February 2009, the Company through our then-prospective joint venture partner, Mr. Bill Morgan, discovered visible gold during the first phase of test excavations 400 metres northwest of the Van Winkle Bar along an old river channel. Prior to this there were no substantive indications of gold mineralization in the Fraser River deposit.

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

In October 2011, the Company signed a Memorandum of Understanding with PWC to engage in a joint-venture on the Company’s Fraser River Platinum project. Under the terms of the Memorandum of Understanding, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments. On June 24, 2012, a mining permit was issued by the Ministry of Mines, and operations were initiated but a definitive agreement was never signed with PWC, and the Company continues to control 100% of the property.

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

A new permit was subsequently applied for and was issued in July 2013. Operations are currently on hold pending completion of a Heritage Impact Assessment requested by the Province of British Columbia. This survey is expected to be completed in Q2 2014 at which time operations are expected to resume. There is no guarantee that mining operations at the Fraser River Project will be successful.

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

On July 15, 2014, the Company executed a mineral property option agreement with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Registrant's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement.  This regulatory approval has been received, and the initial consideration has been paid, including 217,391 shares of Ximen common stock at a market value on issuance of $0.46 per share.

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

In 2013 the Company undertook a prospecting survey designed as a reconnaissance study of the main rock types, mineralization, and of the mineral potential of the Tulameen ultramafic rocks. Assays returned values in line with the ones obtained by previous explorationists evidenced in the British Columbia MINFILE reports. Top values were 0.54 g/t platinum, 0.18 g/t gold, 0.195% copper, 0.138% nickel, 15.40% iron and 20.3% chromium.  The samples were analyzed by ALS Chemex in Vancouver, as follows:

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

In January 2012, prior to the above described work program, the Company amended its aforementioned Memorandum of Understanding with PWC to include a joint-venture on the Monte Cristo property.  As of the date of this prospectus, a definitive agreement has not yet been executed. Under the terms of the Memorandum of Understanding, a definitive agreement will be signed within 60 days of formal permit approval by the British Columbia Ministry of Mines and the local First Nations governments.  Said permits have been applied for, but as of the date of this prospectus these milestones have not yet been achieved, and there is no guarantee that such approvals will be forthcoming, or that the joint-venture will be successful.

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

New Eskay Creek is located in northwestern British Columbia, approximately 70 kilometres north of Stewart, and consists of 551 hectares (1,361 acres).  Road access is provided by the Eskay Creek Mine Road, which extends from the Stewart-Cassiar Highway at Bob Quinn Lake and traverses through the western portion of the Company’s claims before it reaches the Eskay Creek Mine.

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

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 4, 2011, our Common Stock has been traded on the Over the Counter Bulletin Board ("OTCBB"), the OTCQB, and the OTC Pink Market under the symbol NBRI.

The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock traded on the OTCBB, OTCQB, and OTC Pink Markets for the fiscal years ended December 31, 2014, and December 31, 2013. The quotations are split-adjusted as of December 31, 2014, and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2014	High	Low
First Quarter	$10.2	$4
Second Quarter	$6.6	$2
Third Quarter	$3	$0.44
Fourth Quarter	$0.5	$0.02

Fiscal Year 2013	High	Low
First Quarter	$26	$6
Second Quarter	$24	$6
Third Quarter	$19	$8
Fourth Quarter	$13	$5.6

Holders.  As of December 31, 2014, our common stock was held by approximately 1,786 stockholders, reflecting stockholders of record or persons holding stock through nominee or street name accounts with brokers. Our transfer agent is Colonial Stock Transfer Co., Inc., 66 Exchange Place, Salt Lake City, UT  84111, phone number (801) 355-5740. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

Dividends.  We have never declared or paid a cash dividend. There are no restrictions on the common stock or otherwise that limit our ability to pay cash dividends if declared by the Board of Directors. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

On December 2, 2013, the Board of Directors authorized the spinoff of our wholly-owned subsidiary, Ruby Gold, Inc. (“RGI”) as a separate and independent public company.  Once the spinoff is complete, the Company intends to issue a special stock dividend based on a ratio yet to be determined. Shareholders who are eligible to receive such stock dividend will be holders of common stock of North Bay as of the record date, which has yet to be set by the Board of Directors of the Company. On January 14, 2014, RGI filed a registration statement on Form 10 with the SEC to initiate said spinoff.  After the RGI registration statement on Form 10 is deemed effective, the Board of Directors of the Company intends to then determine the date and ratio for the distribution of shares from the spin-off and a news release announcing the record date will be issued at that time. Other than the authorization for said spinoff by our Board of Directors and the Board of RGI, there are no agreements, formal or otherwise, in place between the respective companies, any affiliate of either company, or any other parties governing the spinoff, and no shareholder approvals are required. On March 10, 2014, RGI withdrew the Form 10 after discussions with the SEC and subsequently filed a registration statement on Form S-1on May 1, 2014, to register 120 million shares of RGI as the stock dividend to be issued to our shareholders in the spinoff, which amounts to 40% of the issued and outstanding shares of RGI common stock currently owned by North Bay.   As of the date of this report, RGI’s registration statement is not yet effective, no determination has yet been made as to whether or not the stock dividend will be tax-free, there has been no further determination as to when the spinoff and stock dividend distribution might be completed, and there is no guarantee that it will be completed.

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

Recent Sales (Issuances) of Unregistered Securities

2014

During 2014, and pursuant to eleven partial conversion notices received, the Company issued an aggregate of 441,047 shares of common stock of the Company to satisfy $151,236 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014 the Company issued 500 shares of restricted common stock to William S. Watters, the new COO of our wholly-owned subsidiary, Ruby Gold, Inc., as a signing bonus. The shares were valued at $2,700 based on the closing market price on the date of grant. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014, and pursuant to two partial conversion notices received, the Company issued an aggregate of 645,643 shares of common stock of the Company to satisfy $85,629 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors, LP, ("Tangiers").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014, and pursuant to ten partial conversion notices received, the Company issued an aggregate of 1,262,920 shares of common stock of the Company to satisfy $302,565 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex"). Included in the 1,262,920 were $44,530 in true-up shares. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014, and pursuant to a conversion notice received, the Company issued 20,772 shares of common stock of the Company to satisfy $59,325 of the principal and interest due on a Promissory Note dated October 7, 2013 with LG Capital Funding LLC ("LG").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014, and pursuant to ten partial conversion notices received, the Company issued 687,373 shares of common stock of the Company to satisfy $56,810 of the principal and interest due on a Promissory Note ("the Note") dated January 31, 2014 with GEL Properties, LLC (“GEL”). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014 and pursuant to eight partial conversion notices received, the Company issued 845,634 shares of common stock of the Company to satisfy $33,992 of the principal and interest due on a Promissory Note ("the Note") dated March 13, 2014 with Union Capital LLC ("Union"). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014 and pursuant to a partial conversion notice received, the Company issued 84,946 shares of common stock of the Company to satisfy $9,514 of the principal and interest due on a Promissory Note ("the Note") dated April 10, 2014 with Caesar Capital Group, LLC ("Caesar "). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014 and pursuant to ten partial conversion notices received, the Company issued 858,750 shares of common stock of the Company to satisfy $48,360 of the principal and interest due on a Promissory Note ("the Note") dated March 27, 2014 with Beaufort Capital Partners LLC ("Beaufort"). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014 and pursuant to six partial conversion notices received, the Company issued an aggregate of 1,333,355 shares of common stock of the Company to satisfy $24,741of the principal and interest due on a Promissory Note ("the Note") dated April 21, 2014 with WHC Capital, LLC ("WHC "). The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014, and pursuant to ten conversion notices received, the Company issued 1,820,838 shares of common stock of the Company to satisfy $33,672 of the principal and interest due on a Promissory Note dated February 3, 2014with LG Capital Funding LLC ("LG").   The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

During 2014 the Company issued 1,841 restricted shares of common stock of the Company to Carter Terry & Company, a registered broker-dealer, for accrued commissions in connection with the Typenex Note. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

2013

During 2013, and pursuant to twelve partial conversion notices received, the Company issued an aggregate of 56,148 shares of common stock of the Company to satisfy $283,920 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

During 2013, the Company issued 28,500 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $197,000. As noted within footnote 10 of our financial statements, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

During 2013, the Company issued 286 shares of restricted common stock for geological services rendered in the amount of $4,000.

During 2013, the Company issued 473 shares of restricted common stock for mining safety & health services rendered in the amount of $3,782.

During 2013, the Company issued 200 shares of restricted common stock as bonuses for mining services.

During 2013, the Company issued 744 shares of restricted common stock as a commission paid to Carter Terry & Company, a registered broker-dealer.

During 2013, the Company issued 25,000 shares of common stock to our Chief Executive Officer to reduce the aggregate amount of deferred compensation owed to him by $180,000.

During 2013, the Company issued 1,389 shares of common stock to director Fred Michini for director fees of $10,000 earned during 2013.

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

On July 1, 2011 we acquired Ruby Gold, Inc. and the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations in the United States. Work commenced at the Ruby Mine during Q4 2011 to rehabilitate the Ruby Tunnel and renovate the infrastructure.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  While test mining (bulk sampling) has begun, there is no guarantee that mining activities will continue, or that our mining activities will be successful. As of December 31, 2014, construction and renovation costs directly related to the Ruby tunnel rehab and excluding acquisition, depreciation, and regulatory expenses totaled $2,790,393.

With the exception of the Fraser River Project, we currently do not control any properties with active or imminent mining in Canada. Mining activities commenced at the Fraser River Project on October 23, 2012, to begin the excavation of test pits. Operations were suspended for the winter in December, 2012.  A new permit was subsequently applied for and was issued in July 2013.  Mining activities are currently on hold pending completion of a Heritage Impact Assessment requested by the Province of British Columbia.  This survey began in Q2 2014 and has not yet been completed. There is no guarantee that mining operations will resume or that commercial production will begin at the Fraser River Project, or that our mining activities will be successful.

As of December 31, 2014 and December 31, 2013, gains from option agreements totaled $200,000 and $0, respectively.  Of the $200,000 recognized in 2014, $100,000 in cash and $100,000 in stock was received from Ximen Mining Corp. As of December 31, 2014 and December 31, 2013, cash gains from claim sales totaled $2,000 and $285,174, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

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

On July 15, 2014, the Company executed a mineral property option agreement with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Registrant's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement.  This regulatory approval has been received, and the initial consideration has been paid, including 217,391 shares of Ximen common stock at a market value on issuance of $0.46 per share.

With the exception of the Ruby Mine and the Fraser River Project, we currently do not control any properties with active or impending mining underway. The Ruby Mine has begun work to rehabilitate the Ruby tunnel and has initiated bulk sampling, and the Fraser River Project has begun initial test pit excavations, but there is no guarantee yet that commercial production of gold can commence.

As of December 31, 2014, we own the mineral rights to 184 mining claims in British Columbia encompassing an aggregate of 30,330 acres (12,279 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of December 31, 2014.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $18,795,554 as of December 31, 2014. In addition, we have a working capital deficit of $5,320,082 as of December 31, 2014. We had net losses of $3,260,401 and $2,059,305 for the years ended December 31, 2014 and 2013, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

As of December 31, 2014 the accumulated deficit attributable to CEO stock awards, including previous management, and valued according to GAAP, totals $2,558,535 since inception in 2004. As of December 31, 2014 the accumulated deficit attributable to CEO compensation is $947,624 in deferred compensation.  This reflects the total amounts unpaid as per the management agreement with The PAN Network dating back to January 2006, less any amounts actually paid in cash or forgiven since 2006.  These totals are non-cash expenses which are included in the accumulated deficit since inception.  Actual CEO compensation paid in cash over the course of the nine years since 2006 consists of $10,000 in 2006, $50,764 in 2007, $23,139 in 2008, $29,979 in 2009, $21,988 in 2010, $90,000 in 2011, $116,000 in 2012, $100,000 in 2013, and $82,000 in 2014.  These cash expenditures are also included in the accumulated deficit.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve month period ended December 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2014, were: Volatility of 148% - 156%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2013	New Issuances	Settlements	Changes in Fair Values	Balance at December 31, 2014
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$156,761	$814,481	$(350,523)	$132,539	$753,258
Conversion features – tainted equity	391,686	886,774	(152,980)	(495,008)	630,472
Warrants – tainted equity	148,201	-	-	(148,118)	83
	$696,648	$1,701,255	$(503,503)	$(501,587)	$1,383,813

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223	$-	$22,223
Totals	$-	$22,223	$-	$22,223

The following table presents assets that were measured and recognized at fair value as of December 31, 2014:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$33,956	$-	$-	$-
Totals	$33,956	$-	$-	$-

Total
Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and December 31, 2013:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$32,060	$-	$-
Certificates of Deposit	173,200
Total assets	205,260	-	-
Liabilities
Advance Gold Sales	-	-	-
Convertible notes	-	1,045,512	-
Derivative Liabilities	-	-	1,383,813
Note payable, Ruby	-	1,697,055	-
Notes payable, equipment	-	30,099	-
Total liabilities	-	2,772,666	1,383,813
	$205,260	$(2,772,666)	$(1,383,813)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Derivative Liabilities	-	-	718,871
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	718,871
	$306,753	$(2,906,894)	$(718,871)

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the twelve months ended December 31, 2014 or the year ended December 31, 2013.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2014 or December 31, 2013.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2014, no options or warrants have been issued for compensation and none are outstanding.  As of December 31, 2014, 20.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2014 and 2013, there were 57,987,688 and 56,852,098 common stock equivalents outstanding, respectively.

Results of Operations for the Year Ended December 31, 2014 Compared to Results of Operations for the Year Ended December 31, 2013

Gains from Gold Sales.  For the twelve months ended December 31, 2014 and December 31, 2013, the Company’s gains from gold sales were $11,049 and $0, respectively.

Gains from Other Income.  For the twelve months ended December 31, 2014 and December 31, 2013, the Company’s  other income related to mineral claim sales and other income from joint-ventures in British Columbia was $202,000 and $243,499, respectively. The Company has spent $39,520 and $35,028 in mineral property maintenance costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees. The increase is due to an increase in BC claim fees.

Operating Expenses.   For the year ended December 31, 2014, the Company had operating expenses of $1,962,509, which included general and administrative expenses of $343,653 and mining property costs of $1,369,284.  Operating expenses for the year ended December 31, 2013, the Company had operating expenses of $1,412,211, which included general and administrative expenses of $342,469 and mining property costs of $847,496.  Our increase in operating expenses was mainly from rehabilitation, construction, and exploration costs at the Ruby Mine, and exploration expenditures incurred in British Columbia.

Net Loss.  For the year ended December 31, 2014, we had a net loss of $3,260,401.  Our net loss for the year ended December 31, 2013 was $2,059,305.  The increase in our net loss was attributed primarily to an increase in rehabilitation, construction, and exploration costs at the Ruby Mine.

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

In the first quarter of 2015, our mortgage on the Ruby Mine property requires us to make payments in aggregate of $60,000 per month, consisting of $20,000 on the 1st of each month, and an additional $40,000 by the 20th day of each month. As of December 31, 2014, the balance due on the mortgage is $1,697,055. The Company believes it can rely on revenue from claims sales and joint ventures, and from loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mortgage on the Ruby Mine.

As of December 31, 2014, total current assets were $98,580, which consisted of $32,060 in cash, $1,515 in receivables, $31,049 in net deferred financing costs, and $33,956 in available for sale securities.  As of December 31, 2013, total current assets were $179,339, which consisted of $133,873 in cash, $22,966 in net deferred financing costs, and $22,500 in available for sale securities.

As of December 31, 2014 and 2013, our total current liabilities were $5,418,662 and $3,383,679, respectively. The net increase in current liabilities is primarily due to an increase in the current portion of the Ruby Mine mortgage.

We had a working capital deficit of $5,320,082 as of December 31, 2014, and a working capital deficit of $3,204,340 as of December 31, 2013.

During the year ended December 31, 2014, operating activities used cash of $1,482,655 as compared to the twelve months ended December 31, 2013, where we used cash of $1,301,762 in operating activities. The increase in cash used by operating activities for the twelve months ended December 31, 2014 was due primarily to construction, rehabilitation, and exploration expenditures at the Ruby Mine.

We had a net decrease in cash of $101,813 for the year ended December 31, 2014. Cash flows from claim sales, joint-ventures, and financing activities represented the Company’s principal source of cash for the twelve month period ended December 31, 2014. Cash flows from financing activities during the year ended December 31, 2014 were $1,477,842, consisting primarily of proceeds from the issuance of stock and convertible debt. During the fiscal year ended December 31, 2013, we received $1,235,875 from financing activities, consisting primarily of proceeds from the issuance of stock and convertible debt.

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

On December 5, 2014, the Company  and Tangiers Investors, LP ("Tangiers", or “the Lender”) executed a Master Loan and Security Agreement (the "Agreement") pertaining to an aggregate of nine (9) convertible notes (the “Notes”) previously issued to Tangiers since December 29, 2011, and currently outstanding in the aggregate principal amount of $794,323 plus accrued interest. The Agreement extends the maturity date on all of the Notes collectively to November 30, 2015, and resets the conversion price as applied to the first principal amount of $100,000 of any of the Notes that Tangiers elects to convert into shares to 70% of the of the lowest VWAP of the Registrant’s common stock during the twenty (20) consecutive trading days prior to the date of conversion.  The Agreement also provides that a forbearance fee in the amount of $150,000 shall be added to the aggregate principal balance due. All other terms of the individual Notes as originally agreed remain in effect.

Recent Material Developments

Commitments and Contingencies

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 50,000 shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of June 30, 2014 and December 31, 2013 was $697,046 and $667,758, respectively. These amounts include interest at 10% per annum from the date of the respective purchases. Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments. As of December 31, 2014, the federal statute of limitations as defined in the federal Securities Act has expired. Accordingly, redemption is now considered remote, and the shares have been moved from the mezzanine section of the balance sheet to Stockholders’ Equity.

Recent Developments During FY 2014

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

On March 18, 2014, the Company announce that the Company has engaged the firm of Golder Associates Ltd. to conduct a Heritage Impact Assessment ("HIA") on our Fraser River Project near Lytton, British Columbia. The survey work began in April 2014, and is expected to be completed in Q3, 2014.

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

On October 6, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the Company’s authorized shares of common stock from 500,000,000 shares, par value $0.001 per share, to 1,500,000,000 shares, par value $0.0001 per share.

On October 13, 2014, the Company reported that operations at the Ruby Mine were winding down for the season and were expected to resume next spring.

On December 8, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware which increased the Company’s authorized shares of common stock from 1,500,000,000 shares, par value $0.0001 per share, to 7,500,000,000 shares, par value $0.00001 per share.

On February 10, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to implement a 1-for-200 reverse stock split of the Company’s outstanding common stock.  The stock split was treated retrospectively for all periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

Item 8.               Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North Bay Resources Inc.

We have audited the accompanying consolidated balance sheets of North Bay Resources Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Resources, Inc. as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
Houston, Texas
March 31, 2015

 NORTH BAY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Dec 31, 2014	Dec 31, 2013

ASSETS
Current Assets
Cash	$32,060	$133,873
Accounts Receivable	1,515	-
Deferred Financing Costs, net	31,049	22,966
Available For Sale Securities	33,956	22,500
Total Current Assets	98,580	179,339

Other Assets
Certificates of Deposit - Pledged	173,200	172,880
Prepaid Expenses	36,920	57,373
Mining Claims – Unproved	1,795,778	1,797,488
Property, Plant & Equipment, net of accumulated depreciation	506,719	608,038
Reclamation Bond – Fraser River	5,000	5,000
Total Other Assets	2,517,617	2,640,779
TOTAL ASSETS	$2,616,197	$2,820,118

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$126,706	$41,611
Accrued Expenses - Related Party	947,624	820,474
Accrued Interest	200,404	101,366
Convertible notes payable (net of discounts of $762,510 and $264,389, respectively)	1,045,512	836,858
Advance Gold Sales (net of discounts of $0 and $4,289, respectively)	-	195,711
Derivative Liabilities – Convertible Debt	1,383,813	696,648
Derivative Liabilities – Advances on Gold	-	22,223
Note Payable – Ruby Mine Mortgage	1,697,055	627,101
Note Payable - Equipment	17,548	41,687
Total Current Liabilities	5,418,662	3,383,679

Long-Term Liabilities
Note Payable – Ruby Mine Mortgage, net of current portion	-	1,205,537
Note Payable – Equipment, net of current portion	12,551	-
Asset Retirement Obligation	4,952	6,158
Total Long-Term Liabilities	17,503	1,211,695
Total Liabilities	$5,436,165	$4,595,374

Commitment & Contingencies
Common shares subject to redemption, stated at estimated redemption value, 0 and 51,087 shares outstanding at December 31, 2014 and December 31, 2013, respectively	-	667,758
Total Commitment & Contingencies	$-	$667,758

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	4,000	4,000

Common stock, $0.00001 par value, 7,500,000,000 shares authorized, 9,163,491 and 639,485 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	92	6
Additional Paid-In Capital	15,891,846	13,090,683
Accumulated Other Comprehensive Income	-	(2,550)
Stock Payable	79,648	-
Accumulated Deficit	(18,795,554)	(15,535,153)
Total Stockholders’ Equity (Deficit)	(2,819,968)	(2,443,014)
TOTAL LIABILITIES, COMMITMENTS & CONTINGENCIES, & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,616,197	$2,820,118

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING
DECEMBER 31, 2014 AND 2013

	12 months ended December 31, 2014	12 months ended December 31, 2013

Revenues
Revenue	$11,049	$-
Gross Profit	11,049	-
Operating Expenses
Commissions & Consulting Fees	-	4,800
General & Administrative Costs	343,653	342,469
Mining Property Costs	1,369,284	847,496
Depreciation Expense	100,319	99,160
Accretion Expense	504	574
Professional Services	148,749	117,712
Total Operating Expenses	1,962,509	1,412,211
Net Operating Loss	(1,951,460)	(1,412,211)
Other Income (Expenses)
Gain on Mineral Claim Sales	2,000	243,499
Other Income from Mineral Claims	200,000	-
Interest Income	6,331	543
Interest Expense	(1,673,737)	(754,250)
Gain/Loss on Derivative Liability	326,673	(52,581)
Loss on Equity Modification	-	(85,399)
Loss on Settlement	(131,317)	-
Other Income	52,203	1,094
Realized Gain (Loss) on Investment	(91,094)	-
Net Other Income (Expenses)	(1,308,941)	(647,094)
Net Loss	(3,260,401)	(2,059,305)
Accretion of Discount on Redeemable Common Stock	-	(52,346)
Interest on Redeemable Common Stock	(29,288)	(50,922)
Net Loss Attributable to Common Shareholders	(3,289,689)	(2,162,573)
Unrealized (Loss)/Gain on Available For Sale Securities	-	9,950
Total Comprehensive Loss	(3,289,689)	(2,152,623)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	1,741,131	571,877
Basic Net Loss per Share	$(1.89)	$(3.76)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	1,741,131	571,877
Diluted Net Loss per Share	$(1.89)	$(3.76)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
JANUARY 1, 2013 THROUGH DECEMBER 31, 2014

	Preferred Stock						Common Stock
	Series A Shares	Series G Shares	Series I Shares	Series A Amount	Series G Amount	Series I Amount	Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Balance at 12/31/2012 (restated)	4,000,000	-	100	$4,000	$-	$-	487,426	$5	$11,903,116	$-	$(13,475,848)	$(12,500)	$(1,581,227)
Common Stock issued for cash	-	-	-	-	-	-	67,820	1	459,299	-	-	-	459,300
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	56,147	-	283,921	-	-	-	283,921
Common Stock issued for services	-	-	-	-	-	-	959	-	9,263	-	-	-	9,263
Common Stock issued for directors compensation	-	-	-	-	-	-	1,389	-	10,000	-	-	-	10,000
Common Stock issued for deferred compensation	-	-	-	-	-	-	25,000	-	180,000	-	-	-	180,000
Common Stock issued for deferred financing costs	-	-	-	-	-	-	744	-	6,481	-	-	-	6,481
Mark to market AFS securities	-	-	-	-	-	-	-	-	-	-	-	9,950	9,950
Settlement of Derivative Liability	-	-	-	-	-	-	-	-	256,472	-	-	-	256,472
Loss on Equity Modification	-	-	-	-	-	-	-	-	85,399	-	-	-	85,399
Accretion of discount on redeemable common stock	-	-	-	-	-	-	-	-	(52,346)	-	-	-	(52,346)
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(50,922)	-	-	-	(50,922)
Net loss for period	-	-	-	-	-	-	-	-	-	-	(2,059,305)	-	(2,059,305)
Balance at 12/31/2013	4,000,000	-	100	$4,000	$-	$-	639,485	$6	$13,090,683	$-	$(15,535,153)	$(2,550)	$(2,443,014)
Common Stock issued for cash	-	-	-	-	-	-	469,300	5	766,495	-	-	-	766,500
Common Stock issued for convertible debt conversion	-	-	-	-	-	-	8,001,278	80	850,355	60,208	-	-	910,643
Common Stock issued for services	-	-	-	-	-	-	500	-	2,700	-	-	-	2,700
Common Stock issued for deferred financing costs	-	-	-	-	-	-	1,841	-	10,310	19,440	-	-	29,750
Mezzanine shares no longer deemed temporary	-	-	-	-	-	-	51,087	1	697,045	-	-	-	697,046
Realized loss for other than temporary impairment	-	-	-	-	-	-	-	-	-	-	-	2,550	2,550
Settlement of Derivative Liability - Gold	-	-	-	-	-	-	-	-	2,223	-	-	-	2,223
Settlement of Derivative Liability – Convertible Debt	-	-	-	-	-	-	-	-	498,920	-	-	-	498,920
Interest on redeemable common stock	-	-	-	-	-	-	-	-	(29,288)	-	-	-	(29,288)
Donated Capital									2,403				2,403
Net loss for period	-	-	-	-	-	-	-	-	-	-	(3,260,401)	-	(3,260,401)
Balance at 12/31/2014	4,000,000	-	100	$4,000	$-	$-	9,163,491	$92	$15,891,846	$79,648	$(18,795,554)	$-	$(2,819,968)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING
DECEMBER 31, 2014 AND 2013

	12 months Ended December 31, 2014	12 months Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,260,401)	$(2,059,305)
Adjustments to reconcile Net Loss to net cash used in operations:
Gain on sale of claims	(2,000)	(243,499)
Common Stock issued for services	2,700	9,263
Common Stock issued to director for services	-	10,000
Loss on equity modification	-	85,399
Loss on conversion of debt and deferred compensation	131,317	-
Amortization of discount on debt	1,185,477	369,684
Amortization of deferred financing cost	107,097	34,936
Amortization of gold advances discount	4,289	17,934
Change in derivative liability	(326,673)	52,581
Depreciation Expense	100,319	99,160
Accretion Expense	504	574
Extension Expense for convertible note	150,000	-
Extension Expense for Ruby mortgage	-	160,000
Changes in operating assets and liabilities:
Prepaid Expenses	20,453	2,627
Accounts receivable	(1,515)	-
Other assets	90,774	(3,381)
Accrued expenses – related party	127,150	116,000
Accrued expenses	102,759	61,270
Accounts Payable	85,095	(15,005)
Net Cash Used in Operating Activities	(1,482,655)	(1,301,762)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(15,912)
Cash received from sales of claims	2,000	173,664
Proceeds from Fixed Asset Disposal	1,000	-
Investment received for claim sales	(100,000)	-
Net Cash Provided by/Used in Investing Activities	(97,000)	157,752
CASH FLOWS FROM FINANCING ACTIVITIES
Donated Capital	2,403	-
Proceeds from sale of redeemable common stock	-	197,000
Proceeds from sale of common stock	766,500	459,300
Repayment of Advances - Gold	(200,000)	200,000
Cash paid for deferred financing costs	(85,430)	(36,950)
Debt Repayments	(153,131)	(229,572)
Borrowings on convertible debt	1,147,500	646,097
Net Cash Provided by Financing Activities	1,477,842	1,235,875
Net cash increase (decrease) for period	(101,813)	91,865
Cash at beginning of period	133,873	42,008
Cash at end of period	32,060	133,873

Supplementary Cash Flow Information:
Cash Paid for Interest	25,000	97,538
Cash Paid for Taxes	-	-
Non-Cash Investing & Financing Activities:
Common Stock issued for conversion of preferred shares	$-	$-
Common Stock issued for conversion of debt and accrued salary	$-	$180,000
Warrants issued for purchase option - Ruby Mine	$-	$-
Term extension of Ruby Mine warrants	$-	$-
Stock Issued for purchase option - Ruby Mine	$-	$-
Discount from beneficial conversion feature and warrants attached to convertible notes payable	$-	$-
Transfer of available for sale securities to relieve accrued salary	$-	$-
Accrued salary relieved for shares issued	$-	$-
Common and preferred shares issued as founders shares	$-	$-
Capitalized costs for Ruby Mine purchase option transferred to fixed assets and mineral assets upon acquisition	$-	$-
Note payable for Ruby Mine acquisition	$-	$-
Liabilities assumed with Ruby Mine acquisition	$-	$-
Revision to Asset Retirement Obligation	$1,710	$-
Common stock issued for conversion of convertible debt	$805,827	$283,920
Equipment acquired with note payable	$-	$56,071
Common stock issued for stock payable	$-	$-
Equity draw on redeemable common stock applied towards note principal owed	$-	$-
Common Stock issued for deferred financing costs	$10,310	$6,481
Common stock owed for deferred financing costs	$19,440	$-
Debt discount due to derivative liability	$1,512,758	$403,712
Settlement of Derivative liability	$498,920	$256,472
Settlement of gold derivative	$2,223	$-
Discount on gold advance	$-	$22,223
Accretion of Discount on Redeemable Common Stock	$-	$52,346
Mezzanine shares returned to CS/APIC	$697,046	$-
Interest on Redeemable Common Stock	$29,288	$50,922
Unrealized loss on AFS	$-	$9,950

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

NOTE 2             GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $18,795,554 as of December 31, 2014. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2014 and December 31, 2013. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the twelve month period ended December 31, 2014, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of December 31, 2014, were: Volatility of 148% - 156%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2013	New Issuances	Settlements	Changes in Fair Values	Balance at December 31, 2014
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$156,761	$814,481	$(350,523)	$132,539	$753,258
Conversion features – tainted equity	391,686	886,774	(152,980)	(495,008)	630,472
Warrants – tainted equity	148,201	-	-	(148,118)	83
	$696,648	$1,701,255	$(503,503)	$(501,587)	$1,383,813

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2013 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Gain
Available For Sale Securities	$22,500	$-	$-	$2,500
Totals	$22,500	$-	$-	$2,500

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$22,223	$-	$22,223
Totals	$-	$22,223	$-	$22,223

The following table presents assets that were measured and recognized at fair value as of December 31, 2014:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$33,956	$-	$-	$-
Totals	$33,956	$-	$-	$-

Total
Unrealized
Description	Level 1	Level 2	Level 3	Loss
Derivate Liability – Advances on Gold	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2014 and December 31, 2013:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$32,060	$-	$-
Certificates of Deposit	173,200
Total assets	205,260	-	-
Liabilities
Advance Gold Sales	-	-	-
Convertible notes	-	1,045,512	-
Derivative Liabilities	-	-	1,383,813
Note payable, Ruby	-	1,697,055	-
Notes payable, equipment	-	30,099	-
Total liabilities	-	2,772,666	1,383,813
	$205,260	$(2,772,666)	$(1,383,813)

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$133,873	$-	$-
Certificates of Deposit	172,880
Total assets	306,753	-	-
Liabilities
Advance Gold Sales	-	195,711	-
Convertible notes	-	836,858	-
Derivative Liabilities	-	-	718,871
Note payable, Ruby	-	1,832,638	-
Notes payable, equipment	-	41,687	-
Total liabilities	-	2,906,894	718,871
	$306,753	$(2,906,894)	$(718,871)

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the twelve months ended December 31, 2014 or the year ended December 31, 2013.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of December 31, 2014 or December 31, 2013.

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

 The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of December 31, 2014 and December 31, 2013, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of December 31, 2014 and 2013, there were 57,987,688 and 56,852,098 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the full year ended December 31, 2014 and 2013, respectively:

	December 31, 2014	December 31, 2013
Net Loss	$(3,260,401)	$(2,059,305)
Weighted-average common shares Outstanding (Basic)	1,741,131	571,877
Weighted-average common stock Equivalents	57,987,688	56,852,098
Deduction of stock Equivalents not included due to net loss	(57,987,688)	(56,852,098)
Weighted-average common shares Outstanding (Diluted)	1,741,131	571,877
Basic and Diluted Net Gain (Loss) per Share	$(1.89)	$(3.76)

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

Recently Issued Accounting Standards

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

NOTE 4             INVESTMENTS

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,050 based upon the closing price of CKR stock on the date the shares were issued. As of December 31, 2013 and 2014, the market value of these shares was $22,500 and $200, respectively.  This resulted in an unrealized loss of $2,500 for the year ended December 31, 2013, and a realized loss of $22,300 for the year ended December 31, 2014. We consider the unrealized net loss in 2013 as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date.

On July 18, 2014, the Company executed a mineral property option agreement (the "Agreement") with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Company's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement. Subsequent to TSX approval on September 5, 2014, and pursuant to the agreement, as of December 31, 2014, the Company received $98,484 of the $100,000 cash consideration due on closing, and received the $1,515 balance due subsequent to December 31, 2014, which was accounted for as accounts receivable as of December 31, 2014. As of December 31, 2014 the Company also received 217,391 shares of Ximen stock. These shares were valued at $100,000 based upon the closing price of Ximen stock on the date the shares were issued. As of December 31, 2014 and December 31, 2013, the market value of these shares was $33,756 and $0, respectively. The loss was $68,794 for the year ended December 31, 2014.

NOTE 5             RUBY MINE ACQUISITION

On September 27, 2010, the Company executed an option-to-purchase agreement with Ruby Development Company (“RDC”), a California partnership, for the acquisition of the Ruby Mine (the “Ruby”) in Sierra County, California. The purchase price is $2,500,000.

On June 1, 2011, the Company exercised its option to purchase the Ruby Mine and made a final option payment of $85,000 to open escrow.  On July 1, 2011, escrow was closed and the acquisition of the Ruby Mine was completed. During the preceding option period and as of the closing date, the Company has made payments totaling $510,000 to RDC, consisting of $360,000 cash and 50,000 shares of common stock valued at $150,000.  These payments were credited towards the purchase price, thereby reducing the outstanding principal due to $1,990,000.  The mortgage is to be paid in full by December 30, 2015 pursuant to amendments to the agreement executed on December 12, 2012, March 28, 2013, and November 19, 2013.  The seller has also been granted 10 million 5-year warrants exercisable at 2 cents, 2 million 5-year warrants exercisable at 9 cents, 2 million 5-year warrants exercisable at 10 cents, and 4 million 5-year warrants exercisable at 4 cents.  Pursuant to the aforementioned amendment dated November 19, 2013, the term of all of the outstanding warrants issued to the seller has been extended to December 30, 2018.

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015, and currently accrues interest at 8% per annum.  As of December 31, 2014 and December 31, 2013, the outstanding balance due on the note is $1,697,055 and $1,832,638, respectively.

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

All costs related to the acquisition of the property have been capitalized when incurred. All other costs have been expensed when incurred.

NOTE 6            PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of December 31, 2014 and December 31, 2013, components of property, plant, and equipment and mineral assets were as follows:

	December 31,	December 31,
	2014	2013

Buildings	$558,885	$558,885
Machinery and equipment	137,820	138,820
Vehicles	281,602	281,602
Total property, plant and equipment	978,307	979,307

Less: accumulated impairment (1)	(124,343)	(124,343)
Less: accumulated depreciation(2)	(347,245)	(246,926)

Property, plant and equipment, net	$506,719	$608,038

	December 31,	December 31,
	2014	2013

Mining claims	$1,792,660	$1,792,660
Asset retirement costs	3,118	4,828
Total mineral claim assets	1,795,778	1,797,488
Less: accumulated depletion(2)	-	-

Mining claims, net	$1,795,778	$1,797,488

(1) Following the acquisition of the Ruby Mine on July 1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(2) Depreciation expense totaled $100,319 and $99,160 for the twelve months ended December 31, 2014 and 2013, respectively. Depletion expense totaled $0 and $0 for the twelve months ended December 31, 2014 and 2013, respectively.

NOTE 7             DEBT

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015.  Monthly payments are $10,000 per month during Q1, 2012, $15,000 per month during Q2, 2012, and $20,000 per month from July 1, 2013 through December 2015. Pursuant to an amendment executed on March 28, 2013, the interest rate on the note was increased to 6% as of April 1, 2013, and $160,000 was added to the principal. Pursuant to an amendment executed on November 19, 2013, mortgage payments through December 2015 are set at $20,000 due on the 1st day of each month, and an additional $40,000 due by the 20th day of each month, for aggregate monthly payments of $60,000 per month. As of December 31, 2014, the outstanding balance due on the note is $1,697,055.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the years ended December 31, 2013 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2014.  During the years ended December 31, 2014 and 2013, the outstanding balance due on the Note is $32,445 and $29,970 respectively, which includes $7,445 and $4,970 in accrued interest as of December 31, 2014 and 2013, respectively. Repayment of this note has been waived by the lender until November 30, 2015.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Repayment of this note has been waived by the lender until November 30, 2015. Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2013, the outstanding balance due on the Note is $118,932, which includes $18,932 in accrued interest.  As of December 31, 2014, the outstanding balance due on the Note is $128,832, which includes $28,832 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months. Repayment of this note has been waived by the lender until November 30, 2015. Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2013, the outstanding balance due on these Notes is $88,345, which includes $13,345 in accrued interest. As of December 31, 2014, the outstanding balance due on these Notes is $95,770, which includes $20,770 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  Repayment of this note has been waived by the lender until November 30, 2015. As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2013, the outstanding balance due on this Note is $58,818, which includes $8,818 in accrued interest. As of December 31, 2014, the outstanding balance due on this Note is $63,006, which includes $13,006 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  Repayment of this note has been waived by the lender until November 30, 2015. As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2013, the outstanding balance due on this Note is $28,314, which includes $3,314 in accrued interest. As of December 31, 2014, the outstanding balance due on this Note is $31,408, which includes $6,408 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  Repayment of this note has been waived by the lender until November 30, 2015. As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $37,286 and $17,365 for the twelve months ended December 31, 2013 and 2014, respectively. As of December 31, 2013, the outstanding balance due on this Note is $110,740, which includes $10,740 in accrued interest. As of December 31, 2014, the outstanding balance due on this Note is $117,740, which includes $17,740 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $58,307 and $64,710 for the twelve months ended December 31, 2012 and 2013, respectively.  As of December 31, 2012, the outstanding balance due on this Note is $132,825, which includes $6,325 accrued in interest.  During the twelve month period ended December 31, 2013 an additional $235,000 was drawn down from this facility, plus $27,550 in OID. The debt discounts resulting from the derivatives on each draw date was valued on the date of grants to be a cumulative value of $228,713 on the notes. Amortization of the discount was $169,424 for the twelve months ended 2013.  During the twelve month period ended December 31, 2013, stock conversions reduced the outstanding balance of principal and accrued interest due by $283,920, and the Company issued 56,148 common shares with the conversions which was consistent with the note agreement and therefore no gain or loss was recognized on the conversions. Amortization for the twelve month period ended December 31, 2014 was $49,068, and a debt discount of $25,177 was recorded, net principal of $48,895. During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $151,217, and the Company issued an aggregate of 441,047 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the outstanding balance due on this Note including interest is $81,865.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  Repayment of this note has been waived by the lender until November 30, 2015. The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  Amortization for the twelve month period ended December 31, 2014 was $16,336.  As of December 31, 2013, the outstanding balance due on this Note is $419,674 which includes $23,577 in accrued interest. As of December 31, 2014, the outstanding balance due on this Note is $461,607 which includes $51,138 in accrued interest, and a debt discount of $317,497 was recorded, net principal of $92,972.

On September 26, 2013, the Company acquired a Case 580SM Backhoe for the purchase price of $56,071.  This purchase was financed as a 36 month note with CNH Capital America LLC at an interest rate of 8.49%.  A $10,000 initial payment was made on October 1, 2013, with 36 payments scheduled at $1,462 per month.  As of December 31, 2014, the principal balance due on this note was $31,289 plus $1,114 in accrued interest.

On October 1, 2013, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $125,000. The debt discount due to the tainted equity valuation and “OID” was $125,000 and $30,000, respectively. The second tranche of $125,000 was received on January 31, 2014, and as of December 31, 2014 a debt discount of $280,000 was recorded. Amortization on the debt discount was $85,929 during the twelve month period ended December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $222,989, and the Company issued an aggregate of 1,262,920 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $99,450, which includes $825 in accrued interest.

On October 7, 2013, the Company issued a $56,500 Promissory Note ("the LG Note", or the "Note") to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees payable to the Lender. The Note has a maturity date of nine (9) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  Unless the Note is prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The consideration received as of December 31, 2013 is $50,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $55,758 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $6,500 discount as a result of the principal owed ($56,500) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $56,500.   As of December 31, 2013, the outstanding balance due on this Note was $56,500.  On April 8, 2014, the outstanding balance due on this note of $56,500 in principal plus $2,285 in accrued interest was fully converted to 20,772 shares of common stock, and the Note has paid in full and retired.

On January 31, 2014, the Company issued two $50,000 Convertible Redeemable Notes ("the Note", or collectively “the Notes”) to GEL Properties, LLC ("GEL", or “the Lender”).  Each Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each Note is $55,000. Each Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of December 31, 2014, only one of these notes has been funded, such that the initial tranche received from this transaction was $50,000, less $2,500 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $52,129 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $54,159 for the twelve month period ended December 31, 2014. During the twelve month period ended December 31, 2014, stock conversions fully paid the outstanding balance of principal and accrued interest, and the Company issued an aggregate of 687,373 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the Note has been paid in full and retired.

On February 3, 2014, the Company issued two $30,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $33,000. Each LG Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of December 31, 2014, both of these notes have been funded, such that the total amount received from this transaction was $60,000, less $3,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,280 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $27,727 for the twelve month period ended December 31, 2014. During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $33,672, and the Company issued an aggregate of 1,820,838 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $34,564, which includes $1,564 in accrued interest.

On March 13, 2014, the Company issued a $35,000 Convertible Redeemable Note (the “Note”) to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,750 in transaction fees.  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $31,453 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $27,103 for the twelve month period ended December 31, 2014. As of December 31, 2014, the principal balance due on this note was $40,116, which includes $1,616 in accrued interest.

On March 13, 2014, the Company issued a $30,000 Convertible Redeemable Note (the “Note”) to Union Capital LLC ("Union", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,500 in transaction fees.  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,400 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $29,074 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $17,575 for the twelve month period ended December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions fully paid the outstanding balance of principal and accrued interest, and the Company issued an aggregate of 845,634 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the Note has been paid in full and retired.

On March 27, 2014, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Beaufort Capital Partners LLC ("Beaufort", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $52,808 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $55,000 including amortization of $31,870 as of December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions fully paid the outstanding balance of principal and accrued interest, and the Company issued an aggregate of 858,750 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $1,640 and $2,500 in accrued interest.

On April 10, 2014, the Company issued a $44,000 Convertible Promissory Note (the “Note”) to Caesar Capital Group, LLC ("Caesar", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note is prepaid in cash, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the lowest VWAP (volume weighted average price) of the shares of Common Stock during the five (5) consecutive Trading Day period immediately preceding the date of such conversion.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $39,830 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $4,000 discount as a result of the principal owed ($44,000) exceeding the cash received ($40,000).  This resulted in a total discount to the Note principal of $43,830 including amortization of $20,711 as of December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $9,514, and the Company issued an aggregate of 84,946 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $36,489, which includes $2,003 in accrued interest, and a debt discount of $9,438 was recorded, net principal of $25,048.

On April 21, 2014, the Company issued a $55,000 Convertible Promissory Note (the “Note”) to WHC Capital, LLC ("WHC", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $48,112 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount to the Note principal of $53,112 including amortization of $23,788 as of December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $24,741, and the Company issued an aggregate of 1,333,355 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $33,457, which includes $3,198 in accrued interest, and a debt discount of $8,560 was recorded, net principal of $21,699.

On May 8, 2014, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $50,000. A second tranche of $50,000 was received on June 9, 2014, and a third tranche of $50,000 was received on August 8, 2014. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $60,147 on the first tranche, and $52,713 for the second tranche. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $16,500 discount as a result of the principal owed ($165,000) exceeding the cash received ($150,000).  This resulted in a total discount limited to the Note principal of $170,000 including amortization of $41,403 as of December 31, 2014.  As of December 31, 2014, the principal balance due on this note was $179,947, which includes $9,547 in accrued interest, and a debt discount of $96,745 was recorded, net principal of $73,655.

On May 9, 2014, the Company issued $34,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  The LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon issuance is $37,400. The LG Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $34,000, less $2,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,270 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,024 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $3,400 discount as a result of the principal owed ($37,400) exceeding the cash received ($34,000).  This resulted in a total discount limited to the Note principal of $35,424 including amortization of $13,975 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $38,674, which includes $1,274 in accrued interest, and a debt discount of $30,080 was recorded, net principal of $7,320.

On July 14, 2014, the Company issued a $250,000 Convertible Promissory Note (the “Note”) to JSJ Investments Inc. ("JSJ", or “the Lender”).   The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 10% per annum. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Registrant is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $100,000. Unless the Note is prepaid in cash within 120 days of the effective date, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is at a 42% discount to the average of the three lowest volume weighted average prices (VWAP) on the previous twenty (20) trading days to the date of Conversion, or 42% discount to the average of the three lowest VWAPs on the previous twenty (20) trading days that would be obtained if the conversion were to be made on the date that the Note was executed. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $100,000 on the note. This value was recorded as a discount on debt and offset to derivative liability. This resulted in a total discount limited to the Note principal of $100,000 including amortization of $42,391 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $104,658, which includes $4,658 in accrued interest, and a debt discount of $7,609 was recorded, net principal of $92,391.

On August 6, 2014, the Company issued a $98,500 Convertible Promissory Note ("the Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the Note is 8% per annum, and the Note has a maturity date of nine (9) months from the Effective Date. The Note carries a $13,000 original issue discount (the “OID”), as well as $3,500 in transaction fees, such that the consideration received by the Registrant is $82,000.  The Company retains the option of pre-paying the Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $6,560 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $97,603 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $16,500 discount as a result of the principal owed ($98,500) exceeding the cash received ($82,000).  This resulted in a total discount limited to the Note principal of $98,500 including amortization of $19,844 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $101,786, which includes $3,286 in accrued interest, and a debt discount of $45,462 was recorded, net principal of $53,038.

On August 7, 2014, the Company issued a $125,000 Convertible Promissory Note ("the Note") to RLS Premiere Financial LLC ("RSL", or “the Lender”).  The interest rate on the Note is 5% per annum, and the Note has a maturity date of twelve (12) months from the Effective Date. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $20,000. The Company retains the option of pre-paying the Note at an amount equal to 135% of the outstanding principal and the accrued and unpaid interest. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 20% discount to the average of the two lowest volume weighted average prices (VWAP) on the previous fifteen (15) trading days to the date of Conversion. The debt discount resulting from the derivative was valued on the date of grant to be $20,000 on the note. This value was recorded as a discount on debt and offset to derivative liability. This resulted in a total discount limited to the Note principal of $20,000 including amortization of $2,959 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $20,400, which includes $400 in accrued interest, and a debt discount of $12,000 was recorded, net principal of $8,000.

On September 3, 2014, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender, a 3% Closing and Due Diligence Fee, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twenty four (24) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The initial consideration received as of the date of this report is $75,000.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $5,250 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $77,569 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $7,500 discount as a result of the principal owed ($82,500) exceeding the cash received ($75,000).  This resulted in a total discount limited to the Note principal of $84,750 including amortization of $3,130 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $89,224, which includes $6,499 in accrued interest, and a debt discount of $70,953 was recorded, net principal of $11,772.

On September 3, 2014, the Company issued a $53,000 Convertible Promissory Note ("the KBM Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the KBM Note is 8% per annum, and the KBM Note has a maturity date of twelve (12) months from the Effective Date. The KBM Note carries a $5,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the purchase price is $48,000, and the net consideration received by the Company is $45,000.  The Company retains the option of pre-paying the KBM Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the KBM Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $3,600 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $50,373 on the note. This value was recorded as a discount on debt and offset to derivative liability. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $8,000 discount as a result of the principal owed ($53,000) exceeding the cash received ($45,000).  This resulted in a total discount limited to the Note principal of $55,000 including amortization of $3,899 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $54,461, which includes $1,461 in accrued interest, and a debt discount of $35,815 was recorded, net principal of $17,185.

On December 5, 2014, the Company  and Tangiers Investors, LP ("Tangiers", or “the Lender”) executed a Master Loan and Security Agreement (the "Agreement") pertaining to an aggregate of nine (9) convertible notes (the “Notes”) previously issued to Tangiers since December 29, 2011, and currently outstanding in the aggregate principal amount of $794,323 plus accrued interest. The Agreement extends the maturity date on all of the Notes collectively to November 30, 2015, and resets the conversion price as applied to the first principal amount of $100,000 of any of the Notes that Tangiers elects to convert into shares to 70% of the of the lowest VWAP of the Registrant’s common stock during the twenty (20) consecutive trading days prior to the date of conversion.  The Agreement also provides that a forbearance fee in the amount of $150,000 shall be added to the aggregate principal balance due. All other terms of the individual Notes as originally agreed remain in effect. As of December 31, 2014, a discount on forbearance of $103,228 was recorded, net principal of forbearance of $46,772.

The following table summarizes all of the Convertible Notes outstanding as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Mortgage payable – Ruby Mine	$1,697,055	$1,832,638
Secured note payable with annual interest rate of 8%	30,099	41,687
Discount on note payable	-	-
Net note payable	1,727,154	1,874,325
Convertible notes:
Secured convertible notes payable with annual interest rate of 10%	220,000	155,000
Unsecured convertible notes payable with annual interest rate of 10%	195,279	-
Unsecured convertible notes payable with annual interest rate of 9.9%	275,000	275,000
Unsecured convertible notes payable with annual interest rate of 8%	298,500	-
Unsecured convertible notes payable with annual interest rate of 7%	486,968	496,097
Unsecured convertible notes payable with annual interest rate of 5%	332,275	175,050
Discount on debt from derivative valuation	(762,510)	(264,389)
Total convertible notes	1,045,512	836,858
Total Debt	$2,772,666	$2,711,183

NOTE 8             DEFERRED FINANCING COSTS

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of December 31, 2014 was $31,049. Deferred financing costs as of December 31, 2013 was $22,966 net of accumulated amortization $50,575.  Amortization expense for deferred financing costs for the years ended December 31, 2014 and 2013 was $107,097 and $34,936, respectively.

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

During the twelve month period ending December 31, 2014, 1,841 restricted shares of common stock of the Company valued at $10,310 were issued to Carter Terry & Company as part of their commission package.  As of December 31, 2014, $19,440 in stock payable related to deferred financing costs remains due.

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

During the year ended December 31, 2014, the Company issued additional convertible notes totaling $1,147,500, which were considered tainted upon issuance. The related derivative liability was valued at inception and equal to $1,701,255 from a $188,497 loss and a $1,512,758 discount. In addition, the Company retired $503,503 in stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $850,355. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at December 31, 2014, with all changes flowing through the gain/loss on derivative for a total gain on derivative of $326,673 for the twelve months ended December 31, 2014. The derivative liability related to convertible debt was valued at $1,383,730, and the derivative liability related to warrants was $83 as of December 31, 2014.

The following shows the changes in the derivative liability measured on a recurring basis for the twelve months ended December 31, 2014, and December 31, 2013.

Derivative Liability at December 31, 2013	$696,648
Gain on Derivative Liability	(326,673)
Settlement to APIC from Conversion	(850,355)
Additions to Liability for Convertible Debt recorded as debt discount	1,701,255
Additions to Liability for Convertible Debt expensed due to value of derivative exceeding debt	162,938
Derivative Liability at December 31, 2014	$1,383,813

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2014 and December 31, 2013:

Derivative Liabilities:	December 31, 2014	December 31, 2013
Embedded derivative liability in convertible debt	$753,258	$156,761
Derivative liability due to tainted equity – convertible debt	630,472	391,686
Derivative liability due to tainted equity – warrants	83	148,201
Total Derivative Liability	$1,383,813	$696,648

NOTE 10           COMMITMENTS AND CONTINGENCIES

During the second quarter of fiscal 2013, the Company discovered it had offered and sold certain shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”), as amended, during the period from October 24, 2011 through April 25, 2013.  Pursuant to Section 10(a)(3) of the Securities Act, by the time our prospectus had been in use for 9 months from the effective date of January 24, 2011, the balance sheet date of the audited financial statement contained in our prospectus was more than 16 months old, and had not been refreshed to present our current financial statements within said prospectus. This inadvertent technical failure to update our prospectus according to Section 10(a)(3) of the Securities Act may have caused our prospectus to no longer be effective as of October 24, 2011. As a result, purchasers of these securities may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased from the original seller and still held by the original purchaser. The federal Securities Act requires that any claim for rescission be brought within one year of reporting the violation. The time periods within which claims for rescission must be brought under state securities laws vary and may be two years or more from the transaction date. As of the date of this report, approximately 50,000 shares of our outstanding common stock are subject to possible rescission. The maximum potential liability as of December 31, 2014 and December 31, 2013 was $0 and $667,758, respectively. These amounts include interest at 10% per annum from the date of the respective purchases.  Due to the shares being redeemable by the holder since their inception, the shares are required to be classified outside of permanent equity on the balance sheet. Since redemption is uncertain and outside of the Company’s control the shares are classified within the mezzanine section of the balance sheet at their respective redemption values. Any differences between the cash received and the redemption value was recorded to additional paid in capital. Interest of 10% is being accrued on the values and is recorded through additional paid in capital consistent with the appropriate accounting guidance covering the accounting treatment of mezzanine instruments.

The following shows the changes in the redeemable common stock from October 24, 2011 through December 31, 2014.

Cash received for 880,982 shares issued after October 24, 2011	$89,000
Mark redeemable common stock down to the redeemable amount	(974)
Interest on redeemable common stock	247
Redeemable common stock value at December 31, 2011	$88,273
Cash and note relief received for 3,636,619 shares issued	227,000
Mark redeemable common stock up to the redeemable amount	29,516
Interest on redeemable common stock	22,701
Redeemable common stock value at December 31, 2012	$367,490
Cash received for 5,699,885 shares issued	197,000
Mark redeemable common stock up to the redeemable amount	52,346
Interest on redeemable common stock	50,922
Redeemable common stock value at December 31, 2013	$667,758
Interest on redeemable common stock	29,288
Redeemable common stock value at June 30, 2014	$697,046
Redeemable common stock recorded to APIC at September 30, 2014	$(697,046)
Redeemable common stock value at December 31, 2014	$0

As of September 30, 2014, the federal statute of limitations as defined in the federal Securities Act has expired. Accordingly, redemption is now considered remote, and the shares have been moved from the mezzanine section of the balance sheet to Stockholders’ Equity.

As of December 31, 2014 and December 31, 2013, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

The Company is not and has never been involved in any litigation of any nature, and the Company is not aware of any pending or threatened litigation.

NOTE 11          STOCK SPLITS

On February 18, 2005, the Company effected a 4 for 1 forward stock split of our common shares.  On March 12, 2006, and on February 7, 2008, the Company effected 1 for 10 reverse stock splits.  On February 17, 2015, the Company effected a 1 for 200 reverse stock split. All information presented herein has been retrospectively adjusted to reflect these stock splits as they took place as of the earliest period presented.

NOTE 12           INCOME TAXES

As of December 31, 2014 and 2013, the Company had net operating loss carry-forwards totaling approximately $6,794,873 and $4,605,214, respectively, that begin to expire in 2025.  The carry-forward losses and the related deferred tax benefit are significantly limited by the provisions of Internal Revenue Code Section 382. The Company’s taxable losses and temporary differences created a deferred tax asset before valuation allowances of approximately $2,407,082 and $1,631,626 at December 31, 2014 and 2013, respectively. Due to the Company determining that it will not likely realize the deferred tax asset, a full valuation allowance has been taken to reduce the deferred tax asset to zero as of December 31, 2014 and 2013, respectively.

In 2014 and 2013, the primary difference between financial statement reporting and taxable income (loss) was expenses not deductible for tax purposes including non-cash share based payments issued for services, amortization of discounts on debt, and gains from non-cash exchanges of  $988,238 and $438,392, respectively. Temporary differences between financial statement reporting loss and taxable loss were due to differences in timing of recognition for expenses related to deferred compensation and depreciation of fixed assets.

The deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred Tax Asset:
Net Operating Loss Carryforwards	$4,605,214	$3,129,410
Current Year Net Operating Loss/(Gain)	2,189,659	1,475,804
Total Operating Loss Carryforward	6,794,873	4,605,214
Enacted Future Tax Rate	35%	35%
Deferred Tax Asset for NOL	2,378,206	1,611,825
Deferred Tax Asset for Temporary Differences Between Book and Tax Income	28,876	19,801
Gross Deferred Tax Asset	2,407,082	1,631,626
Valuation Allowance	(2,407,082)	(1,631,626)
Net Deferred Tax Asset	$-	$-

NOTE 13           DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued 10,000 shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  On December 9, 2013, the Company issued 25,000 shares of common stock to our Chief Executive Officer to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance, which was equal to the deferred compensation relieved.  As of December 31, 2014 and December 31, 2013, the outstanding balance of the NQDC plan is $947,624 and $820,474, respectively.

In 2007, 2008, and 2009, our Chief Executive Officer was awarded restricted stock bonuses for deferring accrued salary. The value of common shares were based on the market closing price on the day of issuance, and the value of preferred shares were valued via a valuation model generated by an independent valuation expert, as follows:

Date	Type of Stock	Number of Shares	Value
2/12/2007	Preferred	100	$101,000
2/9/2007	Common	1,250	$31,250
12/21/2007	Common	50,000	$900,000
12/16/2008	Common	12,500	$50,000
8/11/2009	Preferred	4,100,000	$253,785

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of December 31, 2014 and December 31, 2013.

Cost estimate for reclamation work at today's cost	$173,141
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.2%

Asset Retirement Obligation
Asset retirement obligation at 12/31/13	$6,158
Adjustment	(1,710)
Accretion Expense	504
Asset retirement obligation at 12/31/14	$4,952

NOTE 15           RELATED PARTY TRANSACTIONS

In August 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services.   The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party. As of December 31, 2014 and December 31, 2013, the outstanding balance accrued to deferred compensation is $947,624 and $820,474, respectively.

During the twelve month period ended December 31, 2014, a director of the Company purchased 3.71 ounces of specimen gold from Ruby Gold, Inc., for $6,850, representing a 50% premium above the spot price of gold on the date of the transactions. $4,447 of this amount was recorded as gold sales, with $2,403 recorded as donated capital.

During the twelve month period ended December 31, 2013, the Company issued five million (5,000,000) shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000. The shares were valued at the closing market price of our common stock on the date of issuance.

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

On August 2, 2013, the Company sold an additional 40 ounces of gold under the same terms for $50,000.  In the event that the 40 ounces of specimen gold is not available for delivery by the Due Date on April 2, 2014, the Investor will be entitled to be repaid the Advance in cash plus 10% interest equal to $55,000 total, with an option to still purchase the same amount of gold at a discount of 10% to the then-current spot price of gold when the specimen gold becomes available for delivery at a later date. As of December 31, 2014, the Company has repaid the cash advance in its entirety, plus interest.

The related obligations have been recorded for the full $200,000 received and an additional $22,223 recorded as a derivative liability represents the additional amount owed related to the 10% discount on the gold price. This discount of $22,223 was amortized straight line over the term of the agreement, with $4,289 amortized during 2014, and has been fully amortized as of December 31, 2014.

NOTE 17           SHARE ISSUANCES

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

During the first half of 2013, the Company issued 28,500 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $197,000. As noted within footnote 10, these shares were considered unregistered and re-classified to temporary equity based on the potential cash redemption to the investor.

During the second half of 2013, the Company issued 67,821 shares of common stock to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of $459,000.

During 2013, and pursuant to twelve partial conversion notices received, the Company issued an aggregate of 56,148 shares of common stock of the Company to satisfy $283,920 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

During 2013, the Company issued 286 shares of restricted common stock for geological services rendered in the amount of $4,000.  The shares were valued on the grant date at the closing market price.

During 2013, the Company issued 473 shares of restricted common stock for mining safety & health services rendered in the amount of $3,782. The shares were valued on the grant date at the closing market price.

During 2013, the Company issued 200 shares of restricted common stock for mining services. The shares were valued at $1,480 based on the closing market price on the date of grant.

During 2013, the Company issued 25,000 shares of common stock to our Chief Executive Officer to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of grant.

During 2013, the Company issued 1,389 shares of common stock to director Fred Michini for director fees earned during 2013.  The shares were valued at $10,000 based on the closing market price of our common stock on the date of grant.

During 2013, in connection with the Typenex and LG note issuances, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $17,500 in cash and 744 restricted Rule 144 shares of common stock.  The shares were valued at $6,481 based on the closing market price on the date of grant. This value is being amortized over the term of the related note agreement.

During 2014, the Company issued a total of 469,300 shares of common stock previously registered with the SEC for issuance to Tangiers Investors LP ("Tangiers") pursuant to a Securities Purchase Agreement entered into with Tangiers on October 7, 2009, as amended, in consideration of cash received of $766,500.

During 2014, and pursuant to two partial conversion notices received, the Company issued an aggregate of 645,643 shares of common stock of the Company to satisfy $85,629 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors, LP, ("Tangiers").

During 2014, and pursuant to a conversion notice received, the Company issued 20,772 shares of common stock of the Company to satisfy $59,325 of the principal and interest due on a Promissory Note dated October 7, 2013 with LG Capital Funding LLC ("LG").

During 2014, and pursuant to eleven partial conversion notices received, the Company issued an aggregate of 441,047 shares of common stock of the Company to satisfy $151,217 of the principal and interest due on a Promissory Note ("the Note") dated July 11, 2012 with JMJ Financial, ("JMJ").  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded.

During 2014, and pursuant to ten partial conversion notices received, the Company issued an aggregate of 1,262,920 shares of common stock of the Company to satisfy $302,565 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex"). Included in the 1,262,920 shares was $44,530 in true-up shares.

During 2014, and pursuant to ten partial conversion notices received, the Company issued 687,373 shares of common stock of the Company to satisfy $56,810 of the principal and interest due on a Promissory Note ("the Note") dated January 31, 2014 with GEL Properties, LLC (“GEL”).

During 2014 and pursuant to eight partial conversion notices received, the Company issued 845,634 shares of common stock of the Company to satisfy $33,992 of the principal and interest due on a Promissory Note ("the Note") dated March 13, 2014 with Union Capital LLC ("Union").

During 2014 and pursuant to a partial conversion notice received, the Company issued 84,946 shares of common stock of the Company to satisfy $9,514 of the principal and interest due on a Promissory Note ("the Note") dated April 10, 2014 with Caesar Capital Group, LLC ("Caesar ").

During 2014 and pursuant to ten partial conversion notices received, the Company issued 858,750 shares of common stock of the Company to satisfy $48,360 of the principal and interest due on a Promissory Note ("the Note") dated March 27, 2014 with Beaufort Capital Partners LLC ("Beaufort").

During 2014 and pursuant to six partial conversion notices received, the Company issued an aggregate of 1,333,355 shares of common stock of the Company to satisfy $24,741 of the principal and interest due on a Promissory Note ("the Note") dated April 21, 2014 with WHC Capital, LLC ("WHC ").

During 2014, and pursuant to ten conversion notices received, the Company issued 1,820,838 shares of common stock of the Company to satisfy $33,672 of the principal and interest due on a Promissory Note dated February 3, 2014 with LG Capital Funding LLC ("LG").

During 2014, the Company issued 1,841 restricted shares of common stock of the Company to Carter Terry & Company, a registered broker-dealer, for accrued commissions in connection with the Typenex Note. The shares were valued at $10,310 based on the closing market price on the date of the grant.

During 2014, $19,440 in stock payable (7,155 shares) is due to Carter Terry & Company, a registered broker-dealer, as additional commissions payable but not yet issued.

During 2014, the Company issued 500 shares of restricted common stock to William S. Watters, the new COO of our wholly-owned subsidiary, Ruby Gold, Inc., as a signing bonus. The shares were valued at $2,700 based on the closing market price on the date of grant.

During 2014 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”) to increase Company’s authorized shares of common stock to 7,500,000,000 shares, par value $0.00001 per share.

NOTE 18           WARRANTS

A summary of activity related to the Company’s warrant activity for the period from December 31, 2013 through December 31, 2014 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2013	23,550,000	0.045	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2014	23,550,000	0.045	3.75

NOTE 19           SUBSEQUENT EVENTS

Subsequent to December 31, 2014 and pursuant to a partial conversion notice received, the Company issued 449,011 shares of common stock of the Company to satisfy $4,879 of the principal and interest due on a Promissory Note dated July 14, 2014 with JSJ Investments Inc.

Subsequent to December 31, 2014 the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to implement a 1-for-200 reverse stock split of the Company’s outstanding common stock.  The reverse stock split became effective on February 17, 2015. An additional 522 shares were issued to round up fractional shares as a result of the reverse stock split.

Subsequent to December 31, 2014 and pursuant to two partial conversion notices received, the Company issued an aggregate of 1,302,900 shares of common stock of the Company to satisfy $2,996 of the principal and interest due on a Promissory Note dated April 21, 2014 with WHC Capital, LLC.

Subsequent to December 31, 2014 and pursuant to three partial conversion notices received, the Company issued an aggregate of 6,012,416 shares of common stock of the Company to satisfy $10,849 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors LP.

Subsequent to December 31, 2014 and pursuant to a partial conversion notice received, the Company issued 915,000 shares of common stock of the Company to satisfy $3,843 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC.

Subsequent to December 31, 2014 and pursuant to six partial conversion notices received, the Company issued an aggregate of 3,448,875 shares of common stock of the Company to satisfy $8,910 of the principal and interest due on a Promissory Note dated August 6, 2014 with KBM Worldwide, Inc.

Subsequent to December 31, 2014 and pursuant to a partial conversion notice received, the Company issued 885,000 shares of common stock of the Company to satisfy $1,208 of the principal and interest due on a Promissory Note dated July 11, 2012 with JMJ Financial.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of the principal executive/principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of December 31, 2014, our internal control over financial reporting was not effective.

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

Material Weaknesses in Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year December 31, 2014. Based on that evaluation, our management concluded that our control over financial reporting and related disclosure controls and procedures were not effective because our accounting processes having the following material weaknesses from the audited year ended December 31, 2014.

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

•
As of December 31 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	Age	Position with the Company
Perry Leopold	64	Chairman and Chief Executive Officer
Fred Michini	72	Director

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

Board Meetings

During the fiscal year ended December 31, 2014, we had two directors. During the year fiscal year ended December 31, 2014, the Board held several meetings and has taken numerous actions by unanimous written consent.

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

Our common stock is currently listed on the OTC Pink Market, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two members, only one of which is considered independent.

Shareholder Communications

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to North Bay Resources Inc., PO Box 162, Skippack, PA 19474, Attn: Perry Leopold, CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. These reports are filed on Forms 3, 4, and 5. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that are filed.  Based solely upon a review of the copies of Section 16(a) forms received by the Company, with respect to the fiscal year ended December 31, 2014 all the Reporting Persons have complied with applicable filing requirements.

Code of Ethics

We adopted a Code of Ethics on October 16, 2009 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is attached as Exhibit 14 to this registration statement.

Item 11.             Executive Compensation

The Company accrued or paid compensation to the Chief Executive Officer for services rendered to the Company in all capacities during the fiscal years shown in the Summary Compensation Table below. Deferred compensation accrued in 2014 and 2013 was $134,000 and $116,000, respectively.  These amounts represent the total deferred compensation of $216,000 expensed during each period, less $82,000 and $100,000 actually paid in cash in 2014 and 2013, respectively, as per the management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month.  The agreement includes Mr. Leopold’s base salary of $15,000 per month, and accrues entirely to deferred compensation during any period in which the commitment remains unpaid, which would be $216,000 in total deferred compensation annualized if no payments were made during the year.

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

Non-Qualified Deferred Compensation
The Company has adopted an unfunded Non-Qualified Deferred Compensation Plan to recognize unpaid compensation owed to our Chief Executive Officer  Under this Plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The Plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  As of December 31, 2014 and 2013, the outstanding balance of the Plan is $947,624 and $820,474, respectively.  There is no accrued interest associated with the Plan.

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

Date	Type of Stock	Number of Shares	Value
2/12/2007	Preferred (I)	100	$101,000
2/9/2007	Common	1,250	$31,250
12/21/2007	Common	50,000	$900,000
12/16/2008	Common	12,500	$50,000
8/11/2009	Preferred (A) (G) (1)	4,100,000	$253,785

There were no stock awards or bonuses of any kind to our Chief Executive Officer in 2010, 2011, 2012, 2013, or 2014.  In 2011 and again in 2013, Mr. Leopold elected to reduce the amount of deferred compensation owed to him by $180,000 through the issuance of 10,000 and 25,000 shares of stock, respectively.  These transactions are considered a purchase, and shares were valued as of the closing market price on the day of issuance.

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

Summary Compensation Table

Name and Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)(2)	Total ($)
Perry Leopold, Chief Executive Officer	2014	$180,000	$0	$0	$36,000	$216,000
	2013	$180,000	$0	$0	$36,000	$216,000

(1)
The base salary for Mr. Leopold is included in the management agreement with The PAN Network of $18,000 per month, all of which accrues to deferred compensation in the event it is unpaid when due each month.

(2)
“All Other Compensation” includes additional consideration due to the management contract with The PAN Network, which is wholly-owned by Mr. Leopold.  This agreement is for $18,000 per month, which includes Mr. Leopold’s base salary of $15,000 per month.

Outstanding Equity Awards at Fiscal Year End.

The following table sets forth information with respect to the outstanding equity awards of our principal executive officers and principal financial officers during 2014, and each person who served as an executive officer of North Bay Resources as of December 31, 2014:

2014 Grants of Plan Based Awards

Name	Grant Date	All Other Stock Awards (# of Shares) (1)	Closing Market Price of Awards on the Date of Grant	Grant Date Fair Value of Stock Awards ($)
Perry Leopold	-	0	$-	$0
Chairman and Chief Executive Officer

Outstanding Equity Awards at December 31, 2014

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers for 2013 and 2014 that remain outstanding as of December 31, 2014. All of the options in this table are exercisable at any time.

		Option awards				Stock Awards
Name		Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares of stock that have not vested (#)	Market Value of Shares of stock that have not vested ($)
Perry Leopold	2014	0	0	0.00	-	0	0

COMPENSATION OF DIRECTORS

Director Compensation for Year Ended December 31, 2014

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Perry Leopold(1)	$--	$--	$--	$--	$--	$--	$--
Fred Michini (2)	$-	$-	$--	$--	$--	$--	$--
———————
(1)	Mr. Leopold did not receive any compensation in his capacity as director for the Company in the year ended December 31, 2014.
(2)	Mr. Michini did not receive any compensation in his capacity as director for the Company in the year ended December 31, 2014.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2014. During the fiscal year ended December 31, 2014, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

Outstanding Equity Awards at Fiscal Year-end.

There were no outstanding equity awards for our Executive officers in the most recent fiscal year ended December 31, 2014.

Standard Director Compensation Arrangement

We do not have a standard compensation arrangement for directors.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2014, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2014, of (i) each person known to us to beneficially own more than 10% of Common Stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group.  As of December 31, 2014, there were a total of 9,163,491 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote on matters on which holders of voting stock of the Company are eligible to vote.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership (2)	Approximate Ownership Percent of Class (%)**		Total Voting Percent of Class (%)**

Common	Perry Leopold(3)(4)	110,651	1.21%		80.00%	(4)
Common	Fred Michini	7,199	0.08%		0.02%
Common	All executive officers and directors as a group (2 persons)	117,850	1.29%		80.02%
Series A Preferred	Perry Leopold(3)	4,000,000	100%		100%
Series I Preferred	Perry Leopold(4)	100	100%	(4)	100%	(4)

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

(1)	Except as noted above, the address for the above identified officers and directors of the Company is c/o North Bay Resources Inc., 3995 Yerkes Road, Collegeville, PA 19426.
(2)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 9,163,491 shares of common stock outstanding on December 31, 2014 and shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2014, as described above. The inclusion in the aforementioned table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his or her spouse, with respect to all shares of capital stock listed as owned by that person or entity.

(3)
Mr. Leopold, the Company’s CEO and Chairman owns 4,000,000 shares of the Company’s Series A Preferred Stock. Each outstanding share of the Series A Preferred Stock has 10 votes per share, and may be converted to shares of common at a ratio of 5 to 1, which would thus convert to 20,000,000 shares of common stock. The Series A Preferred Stock was issued in August 2009. Mr. Leopold is prohibited from converting any of his Preferred Stock without providing the Company with at least 61 days advance notice.

(4)
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

Item 14.             Principal Accountant Fees and Services

The audited consolidated financial statements included herein for the fiscal years ended December 31, 2014 and December 31, 2013 have been audited by M&K CPAS, PLLC. The reports of M&K CPAS, PLLC are included herein in reliance upon the authority of this firm as experts in accounting and auditing.

M&K CPAS, PLLC has served as the Company’s independent registered public accounting firm since July 1, 2009. The following discussion presents fees for services rendered for 2014 and 2013.

Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2013, the reviews of the quarterly interim financial statements included in our Form S-1 and amendments for the fiscal years ended December 31, 2014 and 2013, and services rendered to issue consents required in certain of the Company’s registration statements. The audit fees expected to be billed (for the year ended December 31, 2014) and billed to us by M&K CPAS, PLLC for the year ended December 31, 2013, including out-of-pocket costs were $35,000 and $34,250, respectively. There were no other audit related, tax, or other fees billed by M&K CPAS, PLLC

Tax Compliance Fees

We paid KPMG LLP $0 and $15,489 for tax compliance, tax advice, tax planning or other work during the fiscal years ended December 31, 2014 and 2013, respectively.

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
Perry Leopold
Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

Signature	Title

/s/ Perry Leopold	President, Chief Executive Officer and Director
Perry Leopold	(Principal Executive Officer), Chief Financial Officer (Principal Accounting, Officer) and Chairman of the Board of Directors

/s/ Fred Michini
Fred Michini	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
3 (iv)	Certificate of Amendment to Articles of Incorporation(47)(52)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)

10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)
10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
10.90	Memorandum of Understanding for Advance Sale of Specimen Gold dated June 4, 2013(33)
10.91	Fraser River Project JV Agreement dated June 24, 2013(34)
10.92	Amendment No. 3 to the Securities Purchase Agreement with Tangiers Investors, LP dated July 24. 2013(35)
10.93	Memorandum of Understanding for Advance Sale of Specimen Gold dated August 2, 2013(36)
10.94	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.95	Securities Purchase Agreement with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.96	Nine Month Convertible Promissory Note with LG Capital Funding LLC dated October 7, 2013(38)
10.97	Securities Purchase Agreement with LG Capital Funding LLC dated October 7, 2013(38)
10.98	Amendment to the Modification and Extension Agreement with Ruby Development Company dated November 19, 2013(39)
10.99	Ruby Gold JV Agreement with Ruby Gold, Inc., dated January 9, 2014(40)
10.100	Twelve Month Convertible Redeemable Note with GEL Properties, LLC dated January 31, 2014(41)
10.101	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated February 3, 2014(41)
10.102	Twelve Month Convertible Redeemable Note with Union Capital LLC dated March 13, 2014(42)
10.103	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated March 13, 2014(42)
10.104	Six Month Convertible Promissory Note with Beaufort Capital Partners, LLC dated March 27, 2014(43)
10.105	Twelve Month Convertible Promissory Note with Caesar Capital Group, LLC dated April 10, 2014(44)

10.106	Amendment to June 19, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.107	Amendment to October 2, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.108	Twelve Month Convertible Promissory Note with WHC Capital, LLC dated April 21, 2014(45)
10.109	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated May 8, 2014(46)
10.110	Twelve Month Convertible Redeemable Note with LG Capital Funding, LLC dated May 9, 2014(46)
10.111	Six Month Convertible Promissory Note with JSJ Investments Inc. dated July 14, 2014(48)
10.112	Nine Month Convertible Promissory Note with KBM Worldwide, Inc. dated August 6, 2014(49)
10.113	Twelve Month Convertible Promissory Note with RLS Premiere Financial LLC dated August 7, 2014(49)
10.114	Twenty Four Month Convertible Promissory Note with JMJ Financial dated September 3, 2014(50)
10.115	Twelve Month Convertible Promissory Note with KBM Worldwide, Inc. dated September 3, 2014(50)
10.116	Master Loan and Security Agreement with Tangiers Investors dated December 5, 2014(51)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

(47) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on December 12, 2014, and incorporated by this reference as an exhibit to this Form 10-K.

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

(51)Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on December 12, 2014, and incorporated by this reference as an exhibit to this Form 10-K.

(52) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on February 13, 2015, and incorporated by this reference as an exhibit to this Form 10-K.