Form 10-Q
period 2015-06-30
NORTH BAY RESOURCES INC
filed 2015-08-10
CIK 1450524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 808,208,543 shares of Common Stock as of August 7, 2015.

NORTH BAY RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	Jun 30, 2015	Dec 31, 2014

ASSETS
Current Assets
Cash	$2,947	$32,060
Accounts Receivable	21,072	1,515
Deferred Financing Costs, net	9,633	31,049
Available For Sale Securities	47,515	33,956
Total Current Assets	81,167	98,580

Other Assets
Certificates of Deposit - Pledged	173,355	173,200
Prepaid Expenses	36,920	36,920
Mining Claims – Unproved	1,795,778	1,795,778
Property, Plant & Equipment, net of accumulated depreciation	456,559	506,719
Reclamation Bond – Fraser River	5,000	5,000
Total Other Assets	2,467,612	2,517,617
TOTAL ASSETS	$2,548,779	$2,616,197

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$139,456	$126,706
Accrued Expenses - Related Party	1,043,624	947,624
Accrued Interest	320,214	200,404
Convertible notes payable (net of discounts of $309,197 and $762,510, respectively)	848,974	1,045,512
Convertible notes payable (net of discounts of $0 and $0, respectively) - default	585,361	-
Derivative Liabilities – Convertible Debt	786,847	1,383,813
Note Payable – Ruby Mine Mortgage	1,697,055	1,697,055
Note Payable - Equipment	17,381	17,548
Total Current Liabilities	5,438,912	5,418,662

Long-Term Liabilities
Note Payable – Equipment, net of current portion	8,407	12,551
Asset Retirement Obligation	5,104	4,952
Total Long-Term Liabilities	13,511	17,503
Total Liabilities	$5,452,423	$5,436,165

Stockholders’ Equity (Deficit)
Preferred stock, Series I, $0.001 par value, 100 shares authorized, 100 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-

Convertible Preferred stock, Series A, $0.001 par value, 8,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4,000	4,000

Common stock, $0.00001 par value, 7,500,000,000 shares authorized, 410,868,049 and 9,163,491 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4,109	92
Additional Paid-In Capital	16,267,568	15,891,846
Stock Payable	79,648	79,648
Accumulated Deficit	(19,258,969)	(18,795,554)
Total Stockholders’ Equity (Deficit)	(2,903,644)	(2,819,968)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,548,779	$2,616,197

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDING
JUNE 30, 2015 AND 2014

	3 months ended June 30, 2015	3 months ended June 30, 2014	6 months ended June 30, 2015	6 months ended June 30, 2014

Revenues
Gross Profit	-	-	-	-
Operating Expenses
Commissions & Consulting Fees	-	-	-	-
General & Administrative Costs	72,584	86,289	150,953	181,171
Mining Property Costs	6,025	401,360	18,228	686,105
Depreciation Expense	25,080	25,110	50,160	53,896
Accretion Expense	76	114	152	266
Professional Services	12,650	34,064	40,081	90,728
Total Operating Expenses	116,415	546,937	259,574	1,012,166
Net Operating Loss	(116,415)	(546,937)	(259,574)	(1,012,166)
Other Income (Expenses)
Other Income from Mineral Claims	-	-	100,000	-
Interest Income	79	538	157	4,872
Interest Expense	(314,786)	(381,985)	(685,201)	(625,003)
Gain/Loss on Derivative Liability	(365,490)	313,211	409,641	552,578
Loss on Settlement	-	(32,479)	-	(32,479)
Other Income	-	-	3,842	52,203
Gain on Forgiveness of Debt	4,161	-	4,161	-
Realized Gain (Loss) on Investment	(23,010)	-	(36,441)	-
Net Other Income (Expenses)	(699,046)	(100,715)	(203,841)	(47,829)
Net Loss	(815,461)	(647,652)	(463,415)	(1,059,995)
Interest on Redeemable Common Stock	-	(14,644)	-	(29,288)
Net Loss Attributable to Common Shareholders	(815,461)	(662,296)	(463,415)	(1,089,283)
Unrealized (Loss)/Gain on Available For Sale Securities	-	(12,500)	-	(12,500)
Total Comprehensive (Loss)/Gain	(815,461)	(674,796)	(463,415)	(1,101,783)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Basic)	161,633,723	861,119	87,349,572	799,259
Basic Net Loss per Share	$(0.01)	$(0.78)	$(0.01)	$(1.38)
WEIGHTED AVG NUMBER OF SHARES OUTSTANDING (Diluted)	161,633,723	861,119	87,349,572	799,259
Diluted Net Loss per Share	$(0.01)	$(0.78)	$(0.01)	$(1.38)

The accompanying notes are an integral part of these financial statements

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 2013 THROUGH JUNE 30, 2015

	Series A Shares	Series I Shares	Series A Amount	Series I Amount	Common Shares	Amount	Additional Paid-In Capital	Stock Payable	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Deficit
Balance at 12/31/2013	4,000,000	100	$4,000	$-	639,485	$6	$13,090,683	$-	$(15,535,153)	$(2,550)	$(2,443,014)
Common Stock issued for cash	-	-	-	-	469,300	5	766,495	-	-	-	766,500
Common Stock issued for convertible debt conversion	-	-	-	-	8,001,278	80	850,355	60,208	-	-	910,643
Common Stock issued for services	-	-	-	-	500	-	2,700	-	-	-	2,700
Common Stock issued for deferred financing costs	-	-	-	-	1,841	-	10,310	19,440	-	-	29,750
Mezzanine shares no longer deemed temporary	-	-	-	-	51,087	1	697,045	-	-	-	697,046
Realized loss for other than temporary impairment	-	-	-	-	-	-	-	-	-	2,550	2,550
Settlement of Derivative Liability - Gold	-	-	-	-	-	-	2,223	-	-	-	2,223
Settlement of Derivative Liability – Convertible Debt	-	-	-	-	-	-	498,920	-	-	-	498,920
Interest on redeemable common stock	-	-	-	-	-	-	(29,288)	-	-	-	(29,288)
Donated Capital							2,403				2,403
Net loss for period	-	-	-	-	-	-	-	-	(3,260,401)	-	(3,260,401)
Balance at 12/31/2014	4,000,000	100	$4,000	$-	9,163,491	$92	$15,891,846	$79,648	$(18,795,554)	$-	$(2,819,968)
Common Stock issued for convertible debt conversion	-	-	-	-	401,704,036	4,017	126,756	-	-	-	130,773
Common Stock issued for fractional shares	-	-	-	-	522	-	-	-	-	-	-
Settlement of Derivative Liability – Convertible Debt	-	-	-	-	-	-	248,966	-	-	-	248,966
Net income (loss) for period	-	-	-	-	-	-	-	-	(463,415)	-	(463,415)
Balance at 6/30/2015	4,000,000	100	$4,000	$-	410,868,049	$4,109	$16,267,568	$79,648	$(19,258,969)	$-	$(2,903,644)

The accompanying notes are an integral part of these financial statements.

NORTH BAY RESOURCES INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDING JUNE 30, 2015 AND 2014

	6 Months Ended June 30, 2015	6 Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(463,415)	$(1,059,995)
Adjustments to reconcile Net Income (Loss) to net cash provided by (used in) operations:
Common Stock issued for services	-	2,700
Loss on conversion of debt and deferred compensation	-	32,479
Amortization of discount on debt	514,954	461,616
Amortization of deferred financing cost	47,916	41,159
Amortization of gold advances discount	-	4,289
Change in derivative liability	(409,641)	(552,578)
Depreciation Expense	50,160	53,896
Accretion Expense	152	266
Gain on Forgiveness of Debt	(4,161)	-
Changes in operating assets and liabilities:
Accounts receivable	(19,557)	-
Other assets	-	(163)
Accrued expenses – related party	96,000	61,000
Accrued interest	122,254	64,391
Accrued expenses	-	(15,000)
Accounts Payable	12,750	3,688
Other current assets	39,173	-
Net Cash Provided by (Used in) Operating Activities	(13,415)	(902,252)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Fixed Asset Disposal	-	1,000
Purchase of Investment	(52,887)	-
Net Cash Provided by/Used in Investing Activities	(52,887)	1,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	517,699
Advances - Gold	-	(195,000)
Cash paid for deferred financing costs	-	(55,620)
Advances from shareholder	15,000	-
Debt Repayments	(4,311)	(115,226)
Borrowings on convertible debt	26,500	739,000
Net Cash Provided by Financing Activities	37,189	890,853
Net cash increase (decrease) for period	(29,113)	(10,399)
Cash at beginning of period	32,060	133,873
Cash at end of period	2,947	123,474
Supplementary Cash Flow Information:
Cash Paid for Interest	$-	$15,000
Cash Paid for Taxes	$-	$-
Non-Cash Investing & Financing Activities:
Revision to Asset Retirement Obligation	$-	$1,708
Common stock issued for conversion of convertible debt	$130,773	$347,259
Common stock owed for deferred financing costs	$-	$7,040
Debt discount due to derivative liability	$61,641	$660,796
Settlement of Derivative liability	$248,966	$160,703
Settlement of gold derivative	$-	$1,667
Interest on Redeemable Common Stock	$-	$29,288
Debt issued for deferred financing costs	$26,500	$-
Unrealized Gain/(Loss) on AFS	$-	$12,500

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

NOTE 2             GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated modest revenues since inception and has never paid any dividends and is unlikely to pay dividends. The Company has accumulated losses since inception equal to $19,258,969 as of June 30, 2015. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2015 and December 31, 2014. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six months ended June 30, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of June 30, 2015, were: Volatility of 158% - 165%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2014	New Issuances	Settlements	Changes in Fair Values	Balance at June 30, 2015
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$753,258	$-	$(118,459)	$(185,538)	$449,261
Conversion features – tainted equity	630,472	61,641	(130,507)	(224,020)	337,586
Warrants – tainted equity	83	-	-	(83)	-
	$1,383,813	$61,641	$(248,966)	$(409,641)	$786,847

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2014 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$33,956	$-	$-	$-
Totals	$33,956	$-	$-	$-

The following table presents assets that were measured and recognized at fair value as of June 30, 2015:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$47,515	$-	$-	$-
Totals	$47,515	$-	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$2,947	$-	$-
Certificates of Deposit	173,355	-	-
Total assets	176,302	-	-
Liabilities
Convertible notes	-	1,434,335	-
Derivative Liabilities	-	-	786,847
Note payable, Ruby	-	1,697,055	-
Notes payable, equipment	-	25,788	-
Total liabilities	-	3,157,178	786,847
	$176,302	$(3,157,178)	$(786,847)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$32,060	$-	$-
Certificates of Deposit	173,200	-	-
Total assets	205,260	-	-
Liabilities
Advance Gold Sales	-	-	-
Convertible notes	-	1,045,512	-
Derivative Liabilities	-	-	1,383,813
Note payable, Ruby	-	1,697,055	-
Note payable, equipment	-	30,099	-
Total liabilities	-	2,772,666	1,383,813
	$205,260	$(2,772,666)	$(1,383,813)

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2015 or the year ended December 31, 2014.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2015 or the year ended December 31, 2014.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2015 and December 31, 2014, no options or warrants related to compensation have been issued, and none are outstanding.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2015 and 2014, there were 57,987,688 and 50,679,673 common stock equivalents outstanding, respectively.

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2015 and 2014, respectively:

	June 30, 2015	June 30, 2014
Net Income (Loss) attributable to common shareholders	$(463,415)	$(1,089,283)
Weighted-average common shares Outstanding (Basic)	87,349,572	799,259
Weighted-average common stock Equivalents	57,987,688	50,679,673
Deduction of stock Equivalents not included due to net loss	(57,987,688)	(50,679,673)
Weighted-average common shares Outstanding (Diluted)	87,349,572	799,259
Basic Net Income (Loss) per Share	$(0.01)	$(1.38)
Diluted Net Income (Loss) per Share	$(0.01)	$(1.38)

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

NOTE 4             AVAILABLE FOR SALE SECURITIES

On October 24, 2012, the Company entered into an agreement on its Willa property with Caribou King Resources Ltd. ("Caribou", or “CKR”), a Canadian issuer listed on the TSX Venture Exchange.  Under the terms of Agreement, Caribou may earn up to a 100% interest in the Willa Claims by making aggregate payments to North Bay of USD $232,500 in cash and issuing 1,000,000 shares of Caribou common stock.  Of the aggregate payments, $7,500 in cash and 500,000 shares are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange.  Subsequent to TSX approval in November, 2012, and pursuant to the agreement, the Company received 500,000 shares of CKR stock. These shares were valued at $25,050 based upon the closing price of CKR stock on the date the shares were issued. As of December 31, 2013 and 2014, the market value of these shares was $22,500 and $200, respectively.  This resulted in an unrealized loss of $2,500 for the year ended December 31, 2013, and a realized loss of $22,300 for the year ended December 31, 2014. We consider the unrealized net loss in 2013 as temporary due to the short length of time the market price for these securities has been below its value on the acquisition date. As of June 30, 2015 and December 31, 2014, the market value of these shares was $5,666 and $200, respectively.

On July 18, 2014, the Company executed a mineral property option agreement (the "Agreement") with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Company's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement. Subsequent to TSX approval on September 5, 2014, and pursuant to the agreement, as of December 31, 2014, the Company received $98,484 of the $100,000 cash consideration due on closing, and received the $1,515 balance due subsequent to December 31, 2014, which was accounted for as accounts receivable as of December 31, 2014. As of December 31, 2014 the Company also received 217,391 shares of Ximen stock. These shares were valued at $100,000 based upon the closing price of Ximen stock on the date the shares were issued. As of June 30, 2015, the Company received $17,500 of the $50,000 cash consideration due on 1st 6 month anniversary, and there is a $32,500 balance due subsequent to June 30, 2015, which was accounted for as accounts receivable as of June 30, 2015. As of June 30, 2015 the Company also received 480,077 additional shares of Ximen stock on the 1st 6 month anniversary of the Agreement. These shares were valued at $52,887 based upon the closing price of Ximen stock on the date the shares were issued.  The loss was $68,794 for the year ended December 31, 2014. As of June 30, 2015 and December 31, 2014, the market value of these shares was $41,849 and $33,756, respectively.

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

On the transaction closing date of July 1, 2011, the Company issued a promissory note to RDC for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015, and currently accrues interest at 8% per annum.   As of June 30, 2015 and December 31, 2014, the outstanding balance due on the note is $1,697,055 and $1,697,055, respectively.

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

All costs related to the acquisition of the property have been capitalized when incurred. All other costs have been expensed when incurred.

NOTE 6             PROPERTY, PLANT, EQUIPMENT AND MINERAL CLAIM ASSETS

As of June 30, 2015 and December 31, 2014, components of property, plant, and equipment and mineral assets were as follows:

	June 30,	December 31,
	2015	2014

Buildings	$558,885	$558,885
Machinery and equipment	137,820	137,820
Vehicles	281,602	281,602
Total property, plant and equipment	978,307	978,307

Less: accumulated impairment (1)	(124,343)	(124,343)
Less: accumulated depreciation(2)	(397,405)	(347,245)

Property, plant and equipment, net	$456,559	$506,719

	June 30,	December 31,
	2015	2014

Mining claims	$1,792,660	$1,792,660
Asset retirement costs	3,118	3,118
Total mineral claim assets	1,795,778	1,795,778
Less: accumulated depletion(2)	-	-

Mining claims, net	$1,795,778	$1,795,778

(1) Following the acquisition of the Ruby Mine on July 1, 2011, an evaluation of the equipment inventory determined that some equipment was obsolete and/or otherwise not in compliance with safety regulations, resulting in an impairment deduction of $124,343.

(2) Depreciation expense totaled $50,160 and $53,896 for the six months ended June 30, 2015 and 2014, respectively. Depletion expense totaled $0 and $0 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 7             DEBT

On July 1, 2011, upon the acquisition of the Ruby Mine, the Company issued a promissory note to Ruby Development Company (“RDC”) for $1,990,000 plus 3% interest per annum.  The note, as amended, is due on or before December 30, 2015.  Monthly payments are $10,000 per month during Q1, 2012, $15,000 per month during Q2, 2012, and $20,000 per month from July 1, 2013 through December 2015. Pursuant to an amendment executed on March 28, 2013, the interest rate on the note was increased from 6% to 8% as of January 1, 2015, and $160,000 was added to the principal. Pursuant to an amendment executed on November 19, 2013, mortgage payments through December 2015 are set at $20,000 due on the 1st day of each month, and an additional $40,000 due by the 20th day of each month, for aggregate monthly payments of $60,000 per month. As of June 30, 2015, the outstanding balance due on the note is $1,697,055 plus $59,353 in accrued interest.

On December 29, 2011, the Company entered into two agreements ("the Agreements") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received two $25,000 loans from Tangiers.  As the Agreement specifies, loan proceeds will only be used towards expenses related to the Ruby Mine Project.  The Agreement is structured as a $25,000 Promissory Note (the “Promissory Note”), and a $25,000 Convertible Promissory Note (the “Convertible Note”). The Promissory Note, as amended, has a maturity date of twenty four (24) months from the Effective Date, and an interest rate on the unpaid principal balance equal to 9.9% per year.  The Company shall make cash payments to Tangiers every two (2) weeks beginning January 1, 2012, at a minimum of $2,500 against the principal and accrued interest until the Promissory Note has been satisfied. The Company has further authorized Tangiers to debit this amount directly from any drawdowns made on Company’s existing Equity Line of Credit (“ELOC”) with Tangiers.  As further consideration, Tangiers shall be entitled to 250,000 5-year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.115 per share. The value of these warrants was calculated via the Black-Scholes model and was calculated at $20,568. This value was recorded as a discount on the related note payable. The $25,000 Convertible Note is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share, which was the closing market share price on the Effective Date. Due to the conversion price being equal to the closing share price on the grand date no beneficial conversion feature resulted from this issuance. The Note accrues interest at a rate equal to 9.9% per year.  The Agreement further specifies that there shall be no penalty for prepayment of either the Promissory Note or the Convertible Note. During the years ended December 31, 2013 and 2012, $0 and $20,568 of the discount was amortized, respectively, and the discount has been fully amortized as of December 31, 2014. During the years ended December 31, 2014 and 2013, the outstanding balance due on the Note is $32,445 and $29,970 respectively, which includes $7,445 and $4,970 in accrued interest as of December 31, 2014 and 2013, respectively. As of June 30, 2015, the outstanding balance due on the Note is $33,239, which includes $8,239 in accrued interest. Repayment of this note has been waived by the lender until November 30, 2015.

On February 2, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $100,000 ($50,000 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months.  Repayment of this note has been waived by the lender until November 30, 2015. Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.08 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.13.  The Notes further specify that there shall be no penalty for prepayment. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $78,296 on the note, and $21,704 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2014, the outstanding balance due on the Note is $128,832, which includes $28,832 in accrued interest. As of June 30, 2015, the outstanding balance due on the Note is $126,673, which includes $33,695 in accrued interest.

On March 15, 2012, the Company entered into two Convertible Promissory Note Agreements ("the Notes", or individually, the “Note”) with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received an aggregate of $75,000 ($37,500 per Note) as a loan from Tangiers.  Each Note, as amended, has a term of twenty four (24) months. Repayment of this note has been waived by the lender until November 30, 2015. Each Note accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.09 per share.  As further consideration, Tangiers shall be entitled to 500,000 5-year warrants exercisable at $0.09.  The Notes further specify that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $34,896 on the note, and $40,104 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2014, the outstanding balance due on these Notes is $95,770, which includes $20,770 in accrued interest. As of June 30, 2015, the outstanding balance due on the Note is $99,483, which includes $24,483 in accrued interest.

On May 16, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $50,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24)  months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  Repayment of this note has been waived by the lender until November 30, 2015. As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.07.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $16,241 on the note, and $9,393 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014.  As of December 31, 2014, the outstanding balance due on this Note is $63,006, which includes $13,006 in accrued interest. As of June 30, 2015, the outstanding balance due on the Note is $65,481, which includes $15,481 in accrued interest.

On May 30, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $25,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 9.9% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at a fixed price of $0.06 per share.  Repayment of this note has been waived by the lender until November 30, 2015. As further consideration, Tangiers shall be entitled to 150,000 5-year warrants exercisable at $0.06.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $10,988 on the note, and $9,380 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  The discount was fully amortized as of December 31, 2014. As of December 31, 2014, the outstanding balance due on this Note is $31,408, which includes $6,408 in accrued interest. As of June 30, 2015, the outstanding balance due on the Note is $32,646, which includes $7,646 in accrued interest.

On June 19, 2012, the Company entered into a Convertible Promissory Note Agreement ("the Note") with Tangiers Investors LP, ("Tangiers") pursuant to which the Company received $100,000 as a loan from Tangiers.  The Note, as amended, has a term of twenty four (24) months, accrues interest at a rate equal to 7% per year, and is convertible into common stock, in whole or in part, at any time and from time to time before maturity at the option of the holder at the lesser of 7 cents or the undiscounted VWAP price on the day prior to conversion, with a floor price of 2 cents.  Repayment of this note has been waived by the lender until November 30, 2015. As further consideration, Tangiers shall be entitled to 750,000 5-year warrants exercisable at $0.07, and 750,000 5-year warrants exercisable at $0.14.  The Note further specifies that there shall be no penalty for prepayment.  The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $58,048 on the note, and $41,952 on the warrants. The warrants were valued using the Black-Scholes valuation model. This value was recorded as a discount on debt and offset to additional paid in capital.  Amortization of the discount was $37,286 and $17,365 for the twelve months ended December 31, 2013 and 2014, respectively. As of December 31, 2014, the outstanding balance due on this Note is $117,740, which includes $17,740 in accrued interest. As of June 30, 2015, the outstanding balance due on the Note is $121,240, which includes $21,240 in accrued interest.

On July 11, 2012, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twelve (12) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion. The consideration received as of December 31, 2012 is $115,000. Due to the floating conversion price this note had an embedded derivative. The debt discount resulting from the derivative was valued on the date of grant to be $111,517 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $11,500 discount as a result of the principal owed ($126,500) exceeding the cash received ($115,000).  This resulted in a total discount of $123,017.  Amortization of the discount was $58,307 and $64,710 for the twelve months ended December 31, 2012 and 2013, respectively.  As of December 31, 2012, the outstanding balance due on this Note is $132,825, which includes $6,325 accrued in interest.  During the twelve month period ended December 31, 2013 an additional $235,000 was drawn down from this facility, plus $27,550 in OID. The debt discounts resulting from the derivatives on each draw date was valued on the date of grants to be a cumulative value of $228,713 on the notes. Amortization of the discount was $169,424 for the twelve months ended 2013.  During the twelve month period ended December 31, 2013, stock conversions reduced the outstanding balance of principal and accrued interest due by $283,920, and the Company issued 56,148 common shares with the conversions which was consistent with the note agreement and therefore no gain or loss was recognized on the conversions. Amortization for the twelve month period ended December 31, 2014 was $49,068, and a debt discount of $25,177 was recorded, net principal of $48,895. During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $151,217, and the Company issued an aggregate of 441,047 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $10,862, and the Company issued an aggregate of 54,260,000 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the outstanding balance due on this Note including interest is $68,858 net of $12,717 debt discount. As of June 30, 2015, the outstanding balance due on this Note including interest is $72,779.

On October 2, 2012, the Company issued a $750,000 Promissory Note ("the Note") to Tangiers Investors, LP ("Tangiers", or “the Lender”).  The consideration will be received by the Company in tranches of $50,000 no less than bi-weekly, by mutual consent.  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender plus any accrued interest, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note. The Note has a maturity date of twenty four (24) months from the Effective Date of each tranche.  Repayment of this note has been waived by the lender until November 30, 2015. The Note shall accrue interest at a rate of 7% per annum on each $50,000 tranche independently from other tranches.  Unless repaid in cash, the Lender shall have the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price shall be the undiscounted volume weighted average price (VWAP) on the day of conversion, subject to a floor price of $0.0129 per share, and a ceiling price of the undiscounted VWAP on the date prior to each tranche received by the Registrant.  In addition, upon conversion, 125,000 5-year warrants for each $50,000 in Consideration received shall be issued, at an exercise price of 125% of the Conversion Price of each tranche, as applicable.  There is no penalty for prepayment, with prepayment subject to the consent of the Lender.  Amortization for the twelve month period ended December 31, 2014 was $16,336.  As of December 31, 2013, the outstanding balance due on this Note is $419,674 which includes $23,577 in accrued interest. As of December 31, 2014, the outstanding balance due on this Note is $461,607 which includes $51,138 in accrued interest, and a debt discount of $317,497 was recorded, net principal of $92,972. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $32,022, and the Company issued an aggregate of 86,405,952 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. During the six months ended June 30, 2015, another $53,000 was drawn on this note, including an OID of $26,500.  The outstanding principal on this draw was $9,264 net of $44,360 debt discount and $624 accrued interest. As of June 30, 2015, the total outstanding balance due on this Note is $345,176 net of $244,485 debt discount, and which includes $66,128 in accrued interest,

On September 26, 2013, the Company acquired a Case 580SM Backhoe for the purchase price of $56,071.  This purchase was financed as a 36 month note with CNH Capital America LLC at an interest rate of 8.49%.  A $10,000 initial payment was made on October 1, 2013, with 36 payments scheduled at $1,462 per month.  As of December 31, 2014, the principal balance due on this note was $31,289 plus $1,114 in accrued interest.  As of June 30, 2015, the principal balance due on this note was $25,788 plus $1,188 accrued interest.

On October 1, 2013, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date, and has a fixed conversion price of $0.08 if converted by the holder.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest beginning 180 days from the Effective Date.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $125,000. The debt discount due to the tainted equity valuation and “OID” was $125,000 and $30,000, respectively. The second tranche of $125,000 was received on January 31, 2014, and as of December 31, 2014 a debt discount of $280,000 was recorded. Amortization on the debt discount was $85,929 during the twelve month period ended December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $222,989, and the Company issued an aggregate of 1,262,920 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $99,450, which includes $825 in accrued interest. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $16,224, and the Company issued an aggregate of 22,505,000 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of June 30, 2015, the principal balance due on this note was $82,401 plus $5,506 accrued interest.

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

On February 3, 2014, the Company issued two $30,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  Each LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon the issuance of each LG Note is $33,000. Each LG Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Company at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  As of December 31, 2014, both of these notes have been funded, such that the total amount received from this transaction was $60,000, less $3,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,280 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $27,727 for the twelve month period ended December 31, 2014. During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $33,672, and the Company issued an aggregate of 1,820,838 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. During the six month period ended June30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $17,001, and the Company issued an aggregate of  79,731,872 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $34,564, which includes $1,564 in accrued interest. As of June 30, 2015, the principal balance due on this note was $32,550 net of $2,980 debt discount, and which includes $2,530 in accrued interest.

On March 13, 2014, the Company issued a $35,000 Convertible Redeemable Note (the “Note”) to LG Capital Funding LLC ("LG", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID") plus $1,750 in transaction fees.  The Note has a maturity date of nine (9) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,800 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $31,453 on the note. This value was recorded as a discount on debt and offset to derivative liability. Amortization of the discount was $27,103 for the twelve month period ended December 31, 2014. As of December 31, 2014, the principal balance due on this note was $40,116, which includes $1,616 in accrued interest. As of June 30, 2015, the principal balance due on this note was $23,896, which includes $2,396 in accrued interest.

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

On March 27, 2014, the Company issued a $50,000 Convertible Promissory Note (the “Note”) to Beaufort Capital Partners LLC ("Beaufort", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 5% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $52,808 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount limited to the Note principal of $55,000 including amortization of $31,870 as of December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions fully paid the outstanding balance of principal and accrued interest, and the Company issued an aggregate of 858,750 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the Note has been paid in full and retired

On April 10, 2014, the Company issued a $44,000 Convertible Promissory Note (the “Note”) to Caesar Capital Group, LLC ("Caesar", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note is prepaid in cash, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the lowest VWAP (volume weighted average price) of the shares of Common Stock during the five (5) consecutive Trading Day period immediately preceding the date of such conversion.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $39,830 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $4,000 discount as a result of the principal owed ($44,000) exceeding the cash received ($40,000).  This resulted in a total discount to the Note principal of $43,830 including amortization of $20,711 as of December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $9,514, and the Company issued an aggregate of 84,946 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $36,489, which includes $2,003 in accrued interest, and a debt discount of $9,438 was recorded, net principal of $25,048. As of June 30, 2015, the principal balance due on this note was $37,868, which includes $3,382 in accrued interest.

On April 21, 2014, the Company issued a $55,000 Convertible Promissory Note (the “Note”) to WHC Capital, LLC ("WHC", or “the Lender”).  The Principal Sum due to the Lender includes a 10% Original Issue Discount ("OID").  The Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 8% per annum. Unless the Note prepaid in cash, the Lender has the right at its election to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Note may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $4,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $48,112 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $5,000 discount as a result of the principal owed ($55,000) exceeding the cash received ($50,000).  This resulted in a total discount to the Note principal of $53,112 including amortization of $23,788 as of December 31, 2014.  During the twelve month period ended December 31, 2014, stock conversions reduced the outstanding balance of principal and accrued interest due by $24,741, and the Company issued an aggregate of 1,333,355 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of December 31, 2014, the principal balance due on this note was $33,457, which includes $3,198 in accrued interest, and a debt discount of $8,560 was recorded, net principal of $21,699. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $11,598, and the Company issued an aggregate of 35,112,129 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of June 30, 2015, the principal balance due on this note was $23,204, which includes $4,273 in accrued interest.

On May 8, 2014, the Company issued a $280,000 Secured Convertible Promissory Note ("the Typenex Note", or the “Note”) to Typenex Co-Investment, LLC ("Typenex").  The Note carries a $25,000 original issue discount (the “OID”), as well as $5,000 in transaction fees. The interest rate on the Note is 10% per annum. The Note has a maturity date of thirteen (13) months from the Effective Date.  The Note is self-amortizing, such that it may be repaid in cash in eight (8) monthly installments of $35,000 plus accrued interest.  In lieu of cash payments, the Company may elect to convert the note to shares at 70% of the arithmetic average of the two (2) lowest VWAPs of the shares of Common Stock during the twenty (20) consecutive Trading Day period immediately preceding the date of such conversion.  In addition, the Company retains the option of pre-paying the Note at any time at an amount equal to 125% of the outstanding principal and the accrued and unpaid interest.  The initial tranche received from this transaction was $50,000. A second tranche of $50,000 was received on June 9, 2014, and a third tranche of $50,000 was received on August 8, 2014. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $60,147 on the first tranche, and $52,713 for the second tranche. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $16,500 discount as a result of the principal owed ($165,000) exceeding the cash received ($150,000).  This resulted in a total discount limited to the Note principal of $170,000 including amortization of $41,403 as of December 31, 2014.  As of December 31, 2014, the principal balance due on this note was $179,947, which includes $9,547 in accrued interest, and a debt discount of $96,745 was recorded, net principal of $73,655.  As of June 30, 2015, the principal balance due on this note was $188,047, which includes $18,047 in accrued interest.

On May 9, 2014, the Company issued $34,000 Convertible Redeemable Notes ("the LG Note", or collectively “the Notes”) to LG Capital Funding, LLC ("LG", or “the Lender”).  The LG Note carries a 10% original issue discount (the “OID”), such that the outstanding balance upon issuance is $37,400. The LG Note has a maturity date of twelve (12) months from the Effective Date, and accrues interest at 5% per annum.   The Notes may be converted to shares of Common Stock of the Registrant at a conversion price of 70% of the arithmetic average of the two (2) lowest VWAPs (volume weighted average price) of the shares of Common Stock during the twenty-five (25) consecutive Trading Day period immediately preceding the date of such conversion.  No conversion can occur prior to 180 days from the Effective Date.  The initial tranche received from this transaction was $34,000, less $2,000 in legal fees, and a commission paid to Carter Terry & Company, a registered broker-dealer, consisting of $2,270 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $32,024 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $3,400 discount as a result of the principal owed ($37,400) exceeding the cash received ($34,000).  This resulted in a total discount limited to the Note principal of $35,424 including amortization of $13,975 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $38,674, which includes $1,274 in accrued interest, and a debt discount of $30,080 was recorded, net principal of $7,320. As of June 30, 2015, the principal balance due was $39,544, which includes $2,144 in accrued interest.

On July 14, 2014, the Company issued a $250,000 Convertible Promissory Note (the “Note”) to JSJ Investments Inc. ("JSJ", or “the Lender”).   The Note has a maturity date of six (6) months from the Effective Date, and accrues interest at 10% per annum. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Registrant is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $100,000. Unless the Note is prepaid in cash within 120 days of the effective date, the Lender has the right at its election upon maturity of the Note to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Registrant. The Conversion Price is at a 42% discount to the average of the three lowest volume weighted average prices (VWAP) on the previous twenty (20) trading days to the date of Conversion, or 42% discount to the average of the three lowest VWAPs on the previous twenty (20) trading days that would be obtained if the conversion were to be made on the date that the Note was executed. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $8,000 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $100,000 on the note. This value was recorded as a discount on debt and offset to derivative liability. This resulted in a total discount limited to the Note principal of $100,000 including amortization of $42,391 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $104,658, which includes $4,658 in accrued interest, and a debt discount of $7,609 was recorded, net principal of $92,391. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $15,941, and the Company issued an aggregate of 42,279,299 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of June 30, 2015, the principal balance due on this note was $93,457, which includes $9,398 in accrued interest.

On August 6, 2014, the Company issued a $98,500 Convertible Promissory Note ("the Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the Note is 8% per annum, and the Note has a maturity date of nine (9) months from the Effective Date. The Note carries a $13,000 original issue discount (the “OID”), as well as $3,500 in transaction fees, such that the consideration received by the Registrant is $82,000.  The Company retains the option of pre-paying the Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $6,560 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $97,603 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $16,500 discount as a result of the principal owed ($98,500) exceeding the cash received ($82,000).  This resulted in a total discount limited to the Note principal of $98,500 including amortization of $19,844 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $101,786, which includes $3,286 in accrued interest, and a debt discount of $45,462 was recorded, net principal of $53,038. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $25,125, and the Company issued an aggregate of 68,909,784 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of June 30, 2015, the principal balance due on this note was $81,722, which includes $8,347 in accrued interest.

On August 7, 2014, the Company issued a $125,000 Convertible Promissory Note ("the Note") to RLS Premiere Financial LLC ("RSL", or “the Lender”).  The interest rate on the Note is 5% per annum, and the Note has a maturity date of twelve (12) months from the Effective Date. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $20,000. The Company retains the option of pre-paying the Note at an amount equal to 135% of the outstanding principal and the accrued and unpaid interest. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 20% discount to the average of the two lowest volume weighted average prices (VWAP) on the previous fifteen (15) trading days to the date of Conversion. The debt discount resulting from the derivative was valued on the date of grant to be $20,000 on the note. This value was recorded as a discount on debt and offset to derivative liability. This resulted in a total discount limited to the Note principal of $20,000 including amortization of $2,959 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $20,400, which includes $400 in accrued interest, and a debt discount of $12,000 was recorded, net principal of $8,000. During the six months ended June 30, 2015, stock conversions reduced the outstanding balance of principal and accrued interest due by $2,000, and the Company issued an aggregate of 12,500,000 common shares for the conversions, which was consistent with the note agreement, and therefore no gain or loss was recognized on the conversions. As of June 30, 2015, the principal balance due was $16,806 net of $2,082 debt discount, which includes $888 in accrued interest.

On September 3, 2014, the Company issued a $550,000 Promissory Note ("the Note") to JMJ Financial, ("JMJ", or “the Lender”).  The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually paid by the Lender, a 3% Closing and Due Diligence Fee, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the Note.  The Note has a maturity date of twenty four (24) months from the Effective Date.  If the Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%).  Should the Note still be outstanding after 90 days, a one-time 5% interest rate will be applied.  In addition, the Lender has the right, at any time after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $0.10 or 70% of the average of the two lowest closing prices in the 25 trading days previous to the conversion.  The initial consideration received as of the date of this report is $75,000.  In connection with this transaction, a commission has been paid to Meyers and Associates, a registered broker-dealer, consisting of $5,250 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $77,569 on the note. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $7,500 discount as a result of the principal owed ($82,500) exceeding the cash received ($75,000).  This resulted in a total discount limited to the Note principal of $84,750 including amortization of $3,130 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $89,224, which includes $6,499 in accrued interest, and a debt discount of $70,953 was recorded, net principal of $11,772. As of June 30, 2015, the principal balance due was $41,323 net of $49,969 debt discount, which includes $8,567 in accrued interest.

On September 3, 2014, the Company issued a $53,000 Convertible Promissory Note ("the KBM Note") to KBM Worldwide, Inc. ("KBM", or “the Lender”).  The interest rate on the KBM Note is 8% per annum, and the KBM Note has a maturity date of twelve (12) months from the Effective Date. The KBM Note carries a $5,000 original issue discount (the “OID”), as well as $3,000 in transaction fees, such that the purchase price is $48,000, and the net consideration received by the Company is $45,000.  The Company retains the option of pre-paying the KBM Note at an amount equal to 110% of the outstanding principal and the accrued and unpaid interest within 30 days of the effective date, increasing at 5% per month to a maximum of 135% by the 6th month. Unless the KBM Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 25% discount to the average of the two lowest closing prices on the previous twenty (20) trading days prior to the date of Conversion. In connection with this transaction, a commission has been paid to Carter Terry & Company, a registered broker-dealer, consisting of $3,600 in cash. The debt discount resulting from the derivative was valued on the date of grant to be $50,373 on the note. This value was recorded as a discount on debt and offset to derivative liability. This value was recorded as a discount on debt and offset to derivative liability. In addition there was a $8,000 discount as a result of the principal owed ($53,000) exceeding the cash received ($45,000).  This resulted in a total discount limited to the Note principal of $55,000 including amortization of $3,899 as of December 31, 2014.  As of December 31, 2014, the principal balance due was $54,461, which includes $1,461 in accrued interest, and a debt discount of $35,815 was recorded, net principal of $17,185. As of June 30, 2015, the principal balance due was $45,444 net of $9,676 debt discount, which includes $2,120 in accrued interest.

On December 5, 2014, the Company  and Tangiers Investors, LP ("Tangiers", or “the Lender”) executed a Master Loan and Security Agreement (the "Agreement") pertaining to an aggregate of nine (9) convertible notes (the “Notes”) previously issued to Tangiers since December 29, 2011, and currently outstanding in the aggregate principal amount of $794,323 plus accrued interest. The Agreement extends the maturity date on all of the Notes collectively to November 30, 2015, and resets the conversion price as applied to the first principal amount of $100,000 of any of the Notes that Tangiers elects to convert into shares to 70% of the of the lowest VWAP of the Registrant’s common stock during the twenty (20) consecutive trading days prior to the date of conversion.  The Agreement also provides that a forbearance fee in the amount of $150,000 shall be added to the aggregate principal balance due. All other terms of the individual Notes as originally agreed remain in effect. As of June 30, 2015, a discount on forbearance was recorded, net principal of $150,000, $85,069 in debt discount, and $5,250 in accrued interest.

During the six months ended June 30, 2015, the Company received $15,000 in cash advances from a shareholder, collateralized by the Company’s ownership of 217,391 shares of Ximen Mining Corp.  As of June 30, 2015, the balance due on this loan was $15,346, which includes $346 in accrued interest.

The following table summarizes all of the Convertible Notes outstanding as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Mortgage payable – Ruby Mine	$1,697,055	$1,697,055
Secured note payable with annual interest rate of 8%	25,788	30,099
Discount on note payable	-	-
Net note payable	1,722,843	1,727,154
Convertible notes:
Secured convertible notes payable with annual interest rate of 10%	252,400	220,000
Unsecured convertible notes payable with annual interest rate of 10%	84,059	195,279
Unsecured convertible notes payable with annual interest rate of 9.9%	267,977	275,000
Unsecured convertible notes payable with annual interest rate of 8%	179,792	298,500
Unsecured convertible notes payable with annual interest rate of 7%	688,470	486,968
Unsecured convertible notes payable with annual interest rate of 6%	15,000	-
Unsecured convertible notes payable with annual interest rate of 5%	255,834	332,275
Discount on debt from derivative valuation	(309,197)	(762,510)
Total convertible notes	1,434,335	1,045,512
Total Debt	$3,157,178	$2,772,666

NOTE 8             DEFERRED FINANCING COSTS

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of Convertible Note transactions. Deferred financing costs as of June 30, 2015, and December 31, 2014, was $9,633 and 31,049, respectively. Amortization was $47,916 and $13,536 for the six month periods ended June 30, 2015 and 2014, respectively.

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

During the twelve month period ending December 31, 2014, 1,841 restricted shares of common stock of the Company valued at $10,310 were issued to Carter Terry & Company as part of their commission package.  As of June 30, 2015, $19,440 in stock payable related to deferred financing costs remains due.

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

During the six months ended June 30, 2015, the Company did not issue any additional convertible notes.  An additional $28,000 was drawn from an existing note, which was considered tainted upon issuance. The related derivative liability of this draw was valued at inception and equal to $16,364 net of $11,636 debt discount. In addition, the Company settled $130,773 in stock conversions, which resulted in a settlement of derivative liabilities to additional paid in capital of $248,966. All instruments with embedded derivative liabilities or included in the derivative liability due to the tainted equity environment were re-valued at June 30, 2015, with all changes flowing through the gain/loss on derivative for a total loss on derivative of $409,641 for the six months ended June 30, 2015. The derivative liability related to convertible debt was valued at $786,847, and the derivative liability related to warrants was nil.

The following shows the changes in the derivative liability measured on a recurring basis for the six months ended June 30, 2015, and for the year ended December 31, 2014.

Derivative Liability at December 31, 2014	$1,383,813
Gain(Loss) on Derivative Liability	(409,641)
Settlement to APIC from Conversion	(248,966)
Additions to Liability for Convertible Debt recorded as debt discount	61,641
Additions to Liability for Convertible Debt expensed due to value of derivative exceeding debt	-
Derivative Liability at June 30, 2015	$786,847

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2015 and December 31, 2014:

Derivative Liabilities:	June 30, 2015	December 31, 2014
Embedded derivative liability in convertible debt	$449,261	$753,258
Derivative liability due to tainted equity – convertible debt	337,586	630,472
Derivative liability due to tainted equity – warrants	-	83
Total Derivative Liability	$786,847	$1,383,813

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

As of June 30, 2015 and December 31, 2014, respectively, the Company does not have any outside commitments, and is not currently leasing any office space.  Office space is provided as part of a management agreement with The PAN Network, a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is renewable annually at the discretion of both parties. As a result there are no future payments for our lease beyond the current year contract.

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

NOTE 12           DEFERRED COMPENSATION/NQDC

The Company has adopted an unfunded Non-Qualified Deferred Compensation (NQDC) plan to compensate our Chief Executive Officer.  Under this plan, the Company is not required to reserve funds for compensation, and is only obligated to pay compensation when and if funds are available.  Any amounts due but unpaid automatically accrue to deferred compensation. The plan has the option to be renewed annually at the discretion of the Company. While unfunded and non-recourse, for compliance with GAAP this is disclosed as an accrued expense on the balance sheet.  On April 28, 2011, the Company issued 10,000 shares of common stock to our Chief Executive Officer  to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance.  On December 9, 2013, the Company issued 25,000 shares of common stock to our Chief Executive Officer to reduce the aggregate amount of deferred compensation owed to him by $180,000.  The shares were valued at the closing market price of our common stock on the date of issuance, which was equal to the deferred compensation relieved.  As of June 30, 2015 and December 31, 2014, the outstanding balance of the NQDC plan is $1,043,624 and $947,624, respectively.

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

The following table illustrates the inputs used to calculate the current Asset Retirement Obligation as of June 30, 2015 and December 31, 2014.

Cost estimate for reclamation work at today's cost	$172,914
Estimated life of mine (years)	50
Risk adjusted rate (borrowing rate)	9.9%
Estimated inflation rate	2.2%

Asset Retirement Obligation
Asset retirement obligation at 12/31/14	$4,952
Adjustment	-
Accretion Expense	152
Asset retirement obligation at 6/30/15	$5,104

NOTE 14           RELATED PARTY TRANSACTIONS

In August 2009, the Board of Directors approved and the Company executed a management agreement with The PAN Network (“PAN”), a private business management and consulting company wholly-owned by the Company’s Chief Executive Officer.  The agreement is in consideration of $18,000 per month, and calls for PAN to provide (a) office and board room space, including reception, utilities, landline phone/fax, computers, copiers, projectors, and miscellaneous services; (b) financial services, including accounting, corporate filing and bookkeeping; (c) project and administrative services; (d) resource targeting, acquisition, development and management services; (e) marketing services, communications, marketing materials management, and writing services; (f) strategic planning, milestone management and critical path analysis; and (g) online services, including web site hosting, web site design, web site maintenance, and email services.   The agreement includes Mr. Leopold’s salary of $15,000 per month, which will accrue entirely to deferred compensation during any period in which the commitment remains unpaid.  The term of the agreement is one year, and automatically renews annually on January 1 each year unless otherwise terminated by either party. During the year ended December 31, 2014, $82,000 of the amount due was paid in cash, and $134,000 accrued to deferred compensation.  During the six months ended June 30, 2015, $12,000 of the amount due was paid in cash, and $96,000 accrued to deferred compensation.  As of June 30, 2015 and December 31, 2014, the outstanding balance accrued to deferred compensation is $1,043,624 and $947,624, respectively.

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

During the six month period ended June 30, 2015, and pursuant to six partial conversion notices received, the Company issued an aggregate of 42,279,299 shares of common stock of the Company to satisfy $15,941 of the principal and interest due on a Promissory Note dated July 14, 2014 with JSJ Investments Inc.

During the six month period ended June 30, 2015, and pursuant to eight partial conversion notices received, the Company issued an aggregate of 35,112,129 shares of common stock of the Company to satisfy $11,598 of the principal and interest due on a Promissory Note dated April 21, 2014 with WHC Capital, LLC.

During the six month period ended June 30, 2015, and pursuant to twelve partial conversion notices received, the Company issued an aggregate of 86,405,952 shares of common stock of the Company to satisfy $32,022 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors LP.

During the six month period ended June 30, 2015, and pursuant to five partial conversion notices received, the Company issued an aggregate of 22,505,000 shares of common stock of the Company to satisfy $16,224 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC.

During the six month period ended June 30, 2015, and pursuant to sixteen partial conversion notices received, the Company issued an aggregate of 68,909,784 shares of common stock of the Company to satisfy $25,125 of the principal and interest due on a Promissory Note dated August 6, 2014 with KBM Worldwide, Inc.

During the six month period ended June 30, 2015, and pursuant to seven partial conversion notices received, the Company issued an aggregate of 54,260,000 shares of common stock of the Company to satisfy $10,862 of the principal and interest due on a Promissory Note dated July 11, 2012 with JMJ Financial.

During the six month period ended June 30, 2015, and pursuant to nine conversion notices received, the Company issued an aggregate of 79,731,872 shares of common stock of the Company to satisfy $17,001 of the principal and interest due on a Promissory Note dated February 3, 2014 with LG Capital Funding LLC.

During the six month period ended June 30, 2015, and pursuant to a conversion notice received, the Company issued an aggregate of 12,500,000 shares of common stock of the Company to satisfy $2,000 of the principal and interest due on a Promissory Note dated August 7, 2014 with RLS Premiere Financial LLC.

NOTE 17           WARRANTS

A summary of activity related to the Company’s warrant activity for the period from December 31, 2013 through June 30, 2015 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2013	23,550,000	0.045	4.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at December 31, 2014	23,550,000	0.045	3.75
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2015	23,550,000	0.045	3.25

NOTE 18           SUBSEQUENT EVENTS

Subsequent to June 30, 2015 and pursuant to two partial conversion notices received, the Company issued an aggregate of 110,000,000 shares of common stock of the Company to satisfy $7,700 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors LP.

Subsequent to June 30, 2015 and pursuant to two partial conversion notices received, the Company issued an aggregate of 115,700,000 shares of common stock of the Company to satisfy $11,060 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC ("Typenex").

 Subsequent to June 30, 2015 and pursuant to a partial conversion notice received, the Company issued an aggregate of 23,741,280 shares of common stock of the Company to satisfy $3,324 of the principal and interest due on a Promissory Note dated April 21, 2014 with WHC Capital, LLC.

Subsequent to June 30, 2015 and pursuant to a conversion notice received, the Company issued 25,409,214 shares of common stock of the Company to satisfy $3,557 of the principal and interest due on a Promissory Note dated February 3, 2014 with LG Capital Funding LLC ("LG").

Subsequent to June 30, 2015 and pursuant to a partial conversion notice received, the Company issued an aggregate of 19,500,000 shares of common stock of the Company to satisfy $2,925 of the principal and interest due on a Promissory Note dated August 6, 2014 with KBM Worldwide, Inc.

Subsequent to June 30, 2015 and pursuant to two partial conversion notices received, the Company issued an aggregate of 52,990,000 shares of common stock of the Company to satisfy $5,074 of the principal and interest due on a Promissory Note dated July 11, 2012 with JMJ Financial.

Subsequent to June 30, 2015 and pursuant to two partial conversion notice received, the Company issued an aggregate of 50,000,000 shares of common stock of the Company to satisfy $5,600 of the principal and interest due on a Promissory Note dated August 7, 2014 with RLS Premiere Financial LLC.

Subsequent to June 30, 2015, the Company issued a $100,000 Convertible Promissory Note ("the Note") to Zaco Investments LLC ("Zaco", or “the Lender”).  The interest rate on the Note is 5% per annum, and the Note has a maturity date of twelve (12) months from the Effective Date. The Principal Sum due to the Lender shall be prorated based on the consideration actually paid by the Lender, as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Registrant is not required to repay any unfunded portion of the Note.  The initial tranche received from this transaction was $10,000. The Company retains the option of pre-paying the Note at no penalty. Unless the Note is repaid in cash within 180 days, the Lender has the right to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is at a 20% discount to the average of the two lowest volume weighted average prices (VWAP) on the previous fifteen (15) trading days to the date of Conversion.

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

On July 1, 2011 we acquired Ruby Gold, Inc. and the Ruby Mine. The Ruby Mine is an underground placer and lode mine located between Downieville and Forest City, in Sierra County, California.  With the exception of the Ruby Mine, we currently do not control any properties with active or imminent mining operations in the United States. Work commenced at the Ruby Mine during Q4 2011 to rehabilitate the Ruby Tunnel and renovate the infrastructure.  The initial phase of this work was completed in the third quarter of 2013 with the restoration of natural air flow throughout the extent of the Ruby tunnel and the reopening of the tunnel for a full mile to restore access to the Black Channel and the Big Bend mining targets.  Mill renovation has been completed, and the wash plant is fully operational as of the date of this report.  While test mining (bulk sampling) and drilling of selected mining targets has begun, there is no guarantee that mining activities will continue, or that our mining activities will be successful. As of June 30, 2015, exploration expenditures including construction and renovation costs directly related to the Ruby tunnel rehab and excluding acquisition, depreciation, and regulatory expenses totaled $2,790,393.

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

As of the six month period ended June 30, 2015 and June 30, 2014, gains from option agreements totaled $100,000 and $0, respectively.  As of the six month period ended June 30, 2015 and June 30, 2014, cash gains from claim sales totaled $0 and $0, respectively.  As per GAAP, these revenues have been classified as “Other Income”. Top-line revenue is reserved for when we begin actual mining operations and begin generating revenue from mine production.

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

On July 15, 2014, the Company executed a mineral property option agreement with Ximen Mining Corp. ("Ximen"), a Canadian issuer listed on the TSX Venture Exchange,  pursuant to which Ximen may earn up to a 100% interest in the Registrant's “Brett West” and “Bouleau Creek” mineral claims (the “Brett West Claims”) in southeastern British Columbia.  Under the terms of Agreement, Ximen may earn up to a 100% interest in the Brett West Claims by making aggregate payments to North Bay of USD $600,000, consisting of $300,000 in cash and issuing $300,000 in shares of Ximen common stock.  Of the aggregate payments, $100,000 in cash and $100,000 in stock are due upon receipt of regulatory acceptance of the agreement by the TSX Venture Exchange, and equal payments of $50,000 cash and $50,000 in shares of Ximen stock are each due upon the 1st, 2nd, 3rd, and 4th 6-month anniversaries of the Agreement.  This regulatory approval has been received, and as of December 31, 2014, the initial consideration has been paid, including 217,391 shares of Ximen common stock at a market value on issuance of $0.46 per share.  As of June 30, 2015, the Company received $ 28,928 of the $50,000 cash consideration due on 1st 6 month anniversary, and there is a $21,072 balance due as of June 30, 2015, which was accounted for as accounts receivable. Subsequent to June 30, 2015, the Company received an additional $7,651 payment on this receivable, and the outstanding balance due is $13,421 as of the date of this report. As of June 30, 2015 the Company also received 480,077 additional shares of Ximen stock on the 1st 6 month anniversary of the Agreement. These shares were valued at $50,000 based upon the closing price of Ximen stock on the date the shares were issued.

As of June 30, 2015, we own the mineral rights to 145 mining claims in British Columbia encompassing an aggregate of 23,362 acres (9,458 hectares).  This is a snapshot in time, and the number may be quite different six months or one year from now. The Company has a very active exploration program in place, which on a daily basis will add new claims, drop or reduce the size of others, and maintain the rest.  All of our claims are under constant review, and may be decreased or further increased at any time, depending on the constant re-evaluation of our present holdings, and the availability of new opportunities in the future as other claims of merit become available for acquisition. Our mineral property acquisition costs are capitalized, and our mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its claims.  Our acquisition of any mining claim in British Columbia conveys the mineral or placer rights for mining-related purposes only, and while our rights allow us to use the surface of a claim for mining and exploration activities, our claims do not convey any other surface, residential or recreational rights to the Company.  Additionally, our right to extraction is not absolute, as any mechanized extraction work on claims in BC requires additional permits and possibly conversion of our claims to mining leases, the approval of which is not guaranteed.  Based on the limitations of our claims and unproven reserves, all capitalized costs on our claims in British Columbia were expensed as of June 30, 2015.

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

We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of $19,258,969 as of June 30, 2015. In addition, we have a working capital deficit of $5,357,745 as of June 30, 2015. We had a net loss of $463,415 for the six months ended June 30, 2015, and we had net losses of $3,260,401 and $2,059,305 for the years ended December 31, 2014 and 2013, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

The Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines. For the six months ended June 30, 2015, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements. The fair value of embedded conversion features that have floating conversion features and tainted common stock equivalents (warrants and convertible debt) are estimated using a Binomial Lattice model. The key inputs to this valuation model as of June 30, 2015, were: Volatility of 158% - 165%, inherent term of instruments equal to the remaining contractual term, quoted closing stock prices on valuation dates, and various settlement scenarios and probability percentages summing to 100%.

	Balance at December 31, 2014	New Issuances	Settlements	Changes in Fair Values	Balance at June 30, 2015
Level 3 –
Derivative liabilities from:
Conversion features – embedded derivative	$753,258	$-	$(118,459)	$(185,538)	$449,261
Conversion features – tainted equity	630,472	61,641	(130,507)	(224,020)	337,586
Warrants – tainted equity	83	-	-	(83)	-
	$1,383,813	$61,641	$(248,966)	$(409,641)	$786,847

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2014 and the year then ended on a recurring basis:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$33,956	$-	$-	$-
Totals	$33,956	$-	$-	$-

The following table presents assets that were measured and recognized at fair value as of June 30, 2015:

				Total
				Unrealized
Description	Level 1	Level 2	Level 3	Loss
Available For Sale Securities	$47,515	$-	$-	$-
Totals	$47,515	$-	$-	$-

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$2,947	$-	$-
Certificates of Deposit	173,355	-	-
Total assets	176,302	-	-
Liabilities
Convertible notes	-	1,434,335	-
Derivative Liabilities	-	-	786,847
Note payable, Ruby	-	1,697,055	-
Notes payable, equipment	-	25,788	-
Total liabilities	-	3,157,178	786,847
	$176,302	$(3,157,178)	$(786,847)

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$32,060	$-	$-
Certificates of Deposit	173,200	-	-
Total assets	205,260	-	-
Liabilities
Advance Gold Sales	-	-	-
Convertible notes	-	1,045,512	-
Derivative Liabilities	-	-	1,383,813
Note payable, Ruby	-	1,697,055	-
Note payable, equipment	-	30,099	-
Total liabilities	-	2,772,666	1,383,813
	$205,260	$(2,772,666)	$(1,383,813)

The fair values of our debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2015 or the year ended December 31, 2014.

The Company had no other assets or liabilities valued at fair value on a recurring or non-recurring basis as of June 30, 2015 or the year ended December 31, 2014.

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

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the Emerging Issues Task Force guidance related to accounting for equity instruments issued to non-employees. In accordance with this guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.   As of June 30, 2014, no options or warrants have been issued for compensation and none are outstanding.  As of June 30, 2015, 20.5 million warrants have been issued and are outstanding in connection with the Ruby Mine Purchase Option Agreement executed on September 27, 2010.

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

Income/Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.  As of June 30, 2015 and 2014, there were 57,987,688 and 50,679,673 common stock equivalents outstanding, respectively.

Results of Operations for the Six months ended June 30, 2015 Compared to Results of Operations for the Six months ended June 30, 2014

Gains from Other Income.  For the six months ended June 30, 2015 and June 30, 2014, the Company’s other income related to mineral claim sales and other income from option agreements in British Columbia was $100,000 and $0, respectively. The Company has spent $4,548 and $9,757 in mineral property maintenance costs during each respective period in order to generate cash flows, consisting primarily of British Columbia claim registration and maintenance fees. The decrease is due to a reduction in the aggregate number of our mining claims, and exploration expenditures that extended the good-until date of some of our principal properties for several years into the future that consequently reduced our total annual claim fees.

Operating Expenses.   For the six months ended June 30, 2015, the Company had operating expenses of $259,574, which included general and administrative expenses of $150,953 and mining property costs of $18,228. Operating expenses for the six months ended June 30, 2014, were $1,012,166, which included general and administrative expenses of $181,171 and mining property costs of $686,105.   Our decrease in operating expenses was mainly from a decrease in expenditures at the Ruby Mine.

Net Loss.  For the six months ended June 30, 2015, we had a net loss of $463,415.  Our net loss for the six months ended June 30, 2014 was $1,059,995.  The decrease in our net loss was attributed primarily to a decrease in derivative liability expense and a reduction in mining property costs.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded primarily by its founders, board members, employees and persons related to or acquainted with these, the sale of securities, and the issuance of debt. To remedy the current deficiency in our liquidity position, we will raise funds through our equity credit line established with Tangiers Investors, LP (see Exhibit 10.0 under Item 15 herein), additional equity offerings, strategic agreements with partner companies, and debt. We currently have no external sources of liquidity and internal sources (revenue from sales) are very limited. Excluding management fees, which are often deferred as-needed, the Company has required approximately $7,000 per month to maintain its mineral claims in British Columbia in good standing and pay general administrative expenses.   We believe these expenses can be maintained at present levels for the foreseeable future.  Going forward, as a fully-reporting company, we estimate it will cost an additional $2,500 to $5,000 per month in SEC compliance fees, consisting primarily of accounting, legal, and edgarization fees.  The Company believes it can generate enough revenue from claim sales and joint-ventures to cover these costs, and we believe we can rely on loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity, we may not be able to maintain our mineral claims or make timely filings with the SEC.

Our mortgage on the Ruby Mine property requires us to make payments in aggregate of $60,000 per month, consisting of $20,000 on the 1st of each month, and an additional $40,000 by the 20th day of each month. As of June 30, 2015, the balance due on the mortgage is $1,697,055. The Company believes it can rely on revenue from claims sales and joint ventures, and from loans and our equity credit line established with Tangiers to make up for any revenue shortfall.  If we cannot generate sufficient revenue or raise additional funds through equity or loans, we may not be able to maintain our mortgage on the Ruby Mine.

As of June 30, 2015, total current assets were $81,167, which consisted of $2,947 in cash, $21,072 in receivables, $9,633 in net deferred financing costs, and $47,515 in available for sale securities.  As of December 31, 2014, total current assets were $98,580, which consisted of $32,060 in cash, $1,515 in receivables, $31,049 in net deferred financing costs, and $33,956 in available for sale securities.

As of June 30, 2015 and December 31, 2014, our total current liabilities were $5,438,912 and $5,418,662, respectively. The net increase in current liabilities is primarily due to an increase in accrued expenses and interest.

We had a working capital deficit of $5,357,745 as of June 30, 2015, and a working capital deficit of $5,320,082 as of December 31, 2014.

During the six months ended June 30, 2015, operating activities used cash of $13,415 as compared to the six months ended June 30, 2014, where we used cash of $902,252 in operating activities. The decrease in cash used by operating activities for the six months ended June 30, 2015 was due primarily to an offset from income received from mining claims.

We had a net decrease in cash of $29,113 for the six months ended June 30, 2015. Cash flows from financing activities represented the Company’s principal source of cash for the six months ended June 30, 2015. Cash flows from financing activities during the six months ended June 30, 2015 were $37,189, consisting primarily of loans and advances from a shareholder and debt repayments. Cash flows from financing activities during the six months ended June 30, 2014 were $890,853, consisting primarily of proceeds from the issuance of stock and convertible debt.

Recent Material Developments

None.

Recent Developments During Q2 2015

On April 13, 2015 the Company announced that it has acquired a 12.5% stake in the Monument Project in southeastern British Columbia.

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

As of June 30, 2015, the end of the six month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer (all the same individual), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were identified in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the six month period ended June 30, 2015, and pursuant to six partial conversion notices received, the Company issued an aggregate of 42,279,299 shares of common stock of the Company to satisfy $15,941 of the principal and interest due on a Promissory Note dated July 14, 2014 with JSJ Investments Inc. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to eight partial conversion notices received, the Company issued an aggregate of 35,112,129 shares of common stock of the Company to satisfy $11,598 of the principal and interest due on a Promissory Note dated April 21, 2014 with WHC Capital, LLC. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to twelve partial conversion notices received, the Company issued an aggregate of 86,405,952 shares of common stock of the Company to satisfy $32,022 of the principal and interest due on a Promissory Note dated October 2, 2012 with Tangiers Investors LP. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to five partial conversion notices received, the Company issued an aggregate of 22,505,000 shares of common stock of the Company to satisfy $16,224 of the principal and interest due on a Promissory Note dated October 1, 2013 with Typenex Co-Investment, LLC. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to sixteen partial conversion notices received, the Company issued an aggregate of 68,909,784 shares of common stock of the Company to satisfy $25,125 of the principal and interest due on a Promissory Note dated August 6, 2014 with KBM Worldwide, Inc. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to seven partial conversion notices received, the Company issued an aggregate of 54,260,000 shares of common stock of the Company to satisfy $10,862 of the principal and interest due on a Promissory Note dated July 11, 2012 with JMJ Financial. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to nine conversion notices received, the Company issued an aggregate of 79,731,872 shares of common stock of the Company to satisfy $17,001 of the principal and interest due on a Promissory Note dated February 3, 2014 with LG Capital Funding LLC.  The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

In the six month period ended June 30, 2015, and pursuant to a conversion notice received, the Company issued an aggregate of 12,500,000 shares of common stock of the Company to satisfy $2,000 of the principal and interest due on a Promissory Note dated August 7, 2014 with RLS Premiere Financial LLC. The number of shares issued was consistent with the terms of the agreement, therefore equity was credited for the value of the debt relieved with no gain or loss recorded. The Company believes this transaction was exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

NORTH BAY RESOURCES INC.

Date: August 10, 2015	/s/ Perry Leopold
By: Perry Leopold, Chief Executive Officer, Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3 (i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
3 (iii)	Merger and Name Change Certification(1)
3 (iv)	Certificate of Amendment to Articles of Incorporation(47)(52)
4.1	Certificate of Designation – Series I Preferred(2)
4.2	Certificate of Designation – Series A Preferred(2)
4.3	Certificate of Designation – Series G Preferred(2)
4.4	Certificate of Elimination – Series G Preferred(24)
10.0	Tangiers Securities Purchase Agreement dated October 7, 2009(1)
10.1	Tangiers Securities Registration Rights Agreement dated October 6, 2009(1)
10.2	Fawn Property/Silver Quest Resources Ltd. Joint Venture Agreement(1)
10.3	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement(1)
10.4	Silver Leaf/Hidalgo Mining International. Joint Venture Agreement(2)
10.5	Gold Hill Project/Hidalgo Mining International Joint Venture Agreement(2)
10.6	Monte Cristo Purchase Agreement(2)
10.7	Fraser River Joint Venture Letter of Intent(2)
10.8	Fraser River Assay Certificate(2)
10.9	Form of Notice of Assignment - June 2, 2009(2)
10.10	PAN Management Agreement(2)
10.11	ARGO - MINFILE No 092N 037(2)
10.12	BOULEAU - MINFILE No 082LSW046(2)
10.13	BOULEAU - MINFILE No 082LSW069(2)
10.14	CHERRY - MINFILE No 082LSE063(2)
10.15	CONNIE HILL - MINFILE No 092F 308(2)
10.16	CORONATION - MINFILE No 082FNW161(2)
10.17	CORONATION - MINFILE No 082FNW161 – Production(2)
10.18	CORONATION - MINFILE No 082FNW164(2)
10.19	CORONATION - MINFILE No 082FNW164 – Production(2)
10.20	CORONATION - MINFILE No 082FNW191(2)
10.21	CORONATION - MINFILE No 082FNW191 – Production(2)
10.22	CORONATION - MINFILE No 082FNW213(2)
10.23	CORONATION - MINFILE No 082FNW213 – Production(2)
10.24	FAWN - MINFILE No 093F 043(2)
10.25	FAWN - MINFILE No 093F 043 – Inventory(2)
10.26	FAWN - BUCK - MINFILE No 093F 050(2)
10.27	FAWN - BUCK - MINFILE No 093F 050 - Inventory(2)
10.28	FRASER RIVER - MINFILE No 092ISW078(2)
10.29	GOLD HILL - MINFILE No 082FSW204(2)
10.30	GOLD HILL - MINFILE No 082FSW204 - Production(2)
10.31	LARDEAU CREEK - MINFILE No 082KNW178(2)
10.32	LOUGHBOROUGH - MINFILE No 092K 048(2)
10.33	LOUGHBOROUGH - MINFILE No 092K 048 - Production(2)
10.34	LYNX - MINFILE No 082LSE055(2)
10.35	MONTE CRISTO - MINFILE No 092GNE013(2)
10.36	MONTE CRISTO - MINFILE No 092GNE019(2)
10.37	NEW ESKAY CREEK - MINFILE No 104B 008(2)
10.38	PINE RIVER - MINFILE No 093O 009(2)
10.39	RACHEL - MINFILE No 082FSW299(2)
10.40	RACHEL - MINFILE No 082FSW299 - Production(2)
10.41	SILVER CUP - MINFILE No 082KNW113(2)
10.42	SILVER CUP - MINFILE No 082KNW116(2)
10.43	SILVER CUP - MINFILE No 082KNW220(2)
10.44	TRUAX - MINFILE No 092JNE060(2)
10.45	TULAMEEN - MINFILE No 092HNE128(2)
10.46	Tangiers Convertible Promissory Note dated June 17, 2010(3)
10.47	Coronation Gold Property/Lincoln Resources, Inc. Joint Venture Agreement Amendment(3)

10.48	Tangiers Waiver Re: Convertible Promissory Note dated June 17, 2010(4)
10.49	ACG Consulting Agreement(4)
10.50	Silver Quest Joint Venture Agreement Amendment dated September 13, 2010(5)
10.51	Property Option Agreement and Addendum with Ruby Development Company dated September 1, 2010(6)
10.52	Form of Property Purchase Agreement with Ruby Development Company dated September 1, 2010(6)
10.53	Form of Property Purchase Addendum with Ruby Development Company dated September 1, 2010(6)
10.54	Convertible Promissory Note with Tangiers Investors, LP dated September 27, 2010(6)
10.55	Form of Warrants Issued to Ruby Development Company dated October 1, 2010(6)
10.56	Northern California Regional Center MOU dated October 14, 2010(7)
10.57	Convertible Promissory Note with Tangiers Investors, LP dated December 30, 2010(8)
10.58	Securities Purchase Agreement with Asher Enterprises, Inc. dated January 4, 2011(9)
10.59	Convertible Promissory Note issued to Asher Enterprises, Inc. (9)
10.60	Property Option Amendment No. 1 with Ruby Development Company dated January 26, 2011(11)
10.61	Satisfaction of Tangiers Convertible Promissory Note dated June 17, 2010(12)
10.62	Geological Consulting Services Agreement dated March 7, 2011(13)
10.63	Satisfaction of Tangiers Convertible Promissory Note dated September 27, 2010(14)
10.64	Property Option Amendment No. 2 with Ruby Development Company dated April 22, 2011(15)
10.65	Secured Promissory Note and Security Agreement with Ruby Development Company dated July 1, 2011(16)
10.66	Memorandum of Understanding with Devlin’s Bench Mining Ltd. And P. Wright Contracting Ltd dated October 14, 2011, as amended on January 19, 2012(19)
10.67	Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.68	Convertible Promissory Note with Tangiers Investors, LP dated December 29, 2011(17)
10.69	Form of Warrants Issued to Tangiers Investors, LP dated December 29, 2011(17)
10.70	Six Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.71	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated February 2, 2012(18)
10.72	Warrants Issued to Tangiers Investors, LP dated February 2, 2012(18)
10.73	Six Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.74	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated March 15, 2012(20)
10.75	Warrants Issued to Tangiers Investors, LP dated March 15, 2012(20)
10.76	Twelve Month Convertible Promissory Note with Tangiers Investors, LP dated June 19, 2012(21)
10.77	Warrants Issued to Tangiers Investors, LP dated June 19, 2012(21)
10.78	Twelve Month Convertible Promissory Note with JMJ Financial dated July 11, 2012(22)
10.79	Taber Mine Option Agreement, Amendment No. 1, dated July 11, 2012(23)
10.80	Nine Month Convertible Promissory Note with Tonaquint, Inc, dated August 2, 2012(25)
10.81	Securities Purchase Agreement with Tonaquint, Inc, dated August 2, 2012(25)
10.82	Twenty-Four Month Convertible Promissory Note with Tangiers Investors, LP dated October 2, 2012(26)
10.83	Willa Option Agreement with Caribou King Resources Ltd. dated October 24, 2012(27)
10.84	Form of Amendment with Tangiers Investors, LP dated November 14, 2012(28)
10.85	Fraser River Land Access Agreement dated November 26, 2012(29)
10.86	Secured Promissory Note Extension Agreement with Ruby Development Company dated December 12, 2012(30)
10.87	Amendment No. 1 to the Securities Purchase Agreement with Tangiers Investors, LP dated January 28, 2013(31)
10.88	Modification and Extension Agreement with Ruby Development Company dated March 19, 2013 (32)
10.89	Amendment No. 2 to the Securities Purchase Agreement with Tangiers Investors, LP dated March 28, 2013(32)
10.90	Memorandum of Understanding for Advance Sale of Specimen Gold dated June 4, 2013(33)
10.91	Fraser River Project JV Agreement dated June 24, 2013(34)
10.92	Amendment No. 3 to the Securities Purchase Agreement with Tangiers Investors, LP dated July 24. 2013(35)
10.93	Memorandum of Understanding for Advance Sale of Specimen Gold dated August 2, 2013(36)
10.94	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.95	Securities Purchase Agreement with Typenex Co-Investment, LLC dated October 1, 2013(37)
10.96	Nine Month Convertible Promissory Note with LG Capital Funding LLC dated October 7, 2013(38)
10.97	Securities Purchase Agreement with LG Capital Funding LLC dated October 7, 2013(38)
10.98	Amendment to the Modification and Extension Agreement with Ruby Development Company dated November 19, 2013(39)
10.99	Ruby Gold JV Agreement with Ruby Gold, Inc., dated January 9, 2014(40)
10.100	Twelve Month Convertible Redeemable Note with GEL Properties, LLC dated January 31, 2014(41)
10.101	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated February 3, 2014(41)
10.102	Twelve Month Convertible Redeemable Note with Union Capital LLC dated March 13, 2014(42)
10.103	Nine Month Convertible Redeemable Note with LG Capital Funding, LLC dated March 13, 2014(42)

10.104	Six Month Convertible Promissory Note with Beaufort Capital Partners, LLC dated March 27, 2014(43)
10.105	Twelve Month Convertible Promissory Note with Caesar Capital Group, LLC dated April 10, 2014(44)
10.106	Amendment to June 19, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.107	Amendment to October 2, 2012 Convertible Promissory Note with Tangiers Investors dated April 22, 2014(45)
10.108	Twelve Month Convertible Promissory Note with WHC Capital, LLC dated April 21, 2014(45)
10.109	Thirteen Month Secured Convertible Promissory Note with Typenex Co-Investment, LLC dated May 8, 2014(46)
10.110	Twelve Month Convertible Redeemable Note with LG Capital Funding, LLC dated May 9, 2014(46)
10.111	Six Month Convertible Promissory Note with JSJ Investments Inc. dated July 14, 2014(48)
10.112	Nine Month Convertible Promissory Note with KBM Worldwide, Inc. dated August 6, 2014(49)
10.113	Twelve Month Convertible Promissory Note with RLS Premiere Financial LLC dated August 7, 2014(49)
10.114	Twenty Four Month Convertible Promissory Note with JMJ Financial dated September 3, 2014(50)
10.115	Twelve Month Convertible Promissory Note with KBM Worldwide, Inc. dated September 3, 2014(50)
10.116	Master Loan and Security Agreement with Tangiers Investors dated December 5, 2014(51)
10.117	Twelve Month Convertible Promissory Note with Zaco Investments LLC dated July 24, 2015(53)
14	Code of Ethics(1)
21.1	Subsidiaries of the Registrant(19)
23.3	Consent of Geologist(6)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

(53) Previously filed with the Company’s filing of Form 8-K, SEC file number 000-54213, filed on July 28, 2015, and incorporated by this reference as an exhibit to this Form 10-K.